Form 10-Q
period 1996-06-30
LUCILLE FARMS INC
filed 1996-08-06
CIK 908179

SECURITIES AND EXCHANGE COMMISSION


WASHINGTON, D.C.  20549


FORM 10-Q


QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934




For the Quarterly Period Ended:	June 30, 1996 	 	Commission File
Number 1-12506



               LUCILLE FARMS, INC.

(Exact Name of Registrant as Specified in its Charter)



   Delaware               				13-2963923

(State or other Jurisdiction	(I.R.S. Employer Identification No.)
of Incorporation)



150 River Road, P.O. Box 517

Montville, New Jersey           					     07045

(Address of Principal Executive Offices)			(Zip Code)



 (201)  334-6030             						   N/A

(Registrant's Telephone Number,	      Former name, former address and
Including Area Code)						            former fiscal year, if changed since
                              								last report.



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.



		YES       X      				NO



The number of shares of Registrant's common stock, par value
$.001 per share, outstanding as of August 2, 1996 was:
3,002,500.



The number of Registrant's Common Stock Purchase Warrants outstanding as of August 2, 1996 was: 1,437,500.

LUCILLE FARMS, INC.



INDEX



PART I.	Financial Information						Page No.

	Item 1.		Financial Statements



		Consolidated Balance Sheet at

		  June 30, 1996 (unaudited) and March 31, 1996			3



		Consolidated Statement of Operations (unaudited)

		  For the Three Months Ended June 30, 1996 and 1995		5



		Consolidated Statement of Cash Flows (unaudited)

		  For the Three Months ended June 30, 1996 and 1995		6



		Notes to Consolidated Financial Statements				7



	Item 2.		Management's Discussion and Analysis of

		Financial Condition and Results of Operations			8



PART II.	Other Information						           10



	Signatures								           11

LUCILLE FARMS, INC.



CONSOLIDATED BALANCE SHEET



ASSETS




                              	JUNE 30, 1996		MARCH 31, 1996

CURRENT ASSETS                 	(unaudited)   (unaudited)

Cash and cash equivalents     		$1,092,000 			$1,697,000

Accounts receivable, net of
allowances of $35,000 at
June 30,1996 and $35,000
at March 31, 1996              		4,187,000  			4,109,000

Inventories                    		2,525,000  			1,549,000

Deferred income taxes             		37,000  		   	37,000

Prepaid expenses and
other current assets             		135,000     		147,000

    Total Current Assets       		7,976,000 	 		7,539,000



PROPERTY, PLANT AND
EQUIPMENT, NET 	                	4,877,000  	 		4,365,000

  OTHER ASSETS:

Due from officers                		170,000 		    	195,000

Deferred income taxes            		351,000     			431,000

Deposits on Equipment                       				 	180,000

Other                             	107,000 	     		63,000

     Total Other Assets          		628,000     			869,000

     TOTAL ASSETS            		$13,481,000 			$12,773,000


See notes to consolidated financial statements


LUCILLE FARMS, INC.



CONSOLIDATED BALANCE SHEET



LIABILITIES AND STOCKHOLDERS' EQUITY



                        	JUNE 30, 1996 	 		MARCH 31, 1996

CURRENT LIABILITIES       	(unaudited) 	(unaudited)

Accounts payable          		$3,021,000 			$3,285,000

Revolving credit loan      		2,229,000 			1,389,000

Current portion of long-term
debt and capital lease
obligations                  		207,000 			227,000

Accrued expenses             		254,000 			293,000

 Total Current Liabilities 		5,711,000		5,194,000



LONG-TERM LIABILITIES:

Long-term debt             		2,058,000 			1,902,000

Deferred income taxes        		468,000 	 		468,000

 Total Long-term Liabilities 		2,526,000 			2,370,000

     TOTAL LIABILITIES  	    	8,237,000 			7,564,000

STOCKHOLDERS' EQUITY:

Common stock - $.001 par value,
10,000,000 shares authorized,
3,052,500 shares issued          		3,000 			3,000

Additional paid-in capital   		4,512,000 			4,512,000

Retained earnings              		854,000 			694,000

                             		5,369,000 			5,209,000

Less:  50,000 shares treasury
stock at cost                 		(125,000)

  Total Stockholders' Equity 		5,244,000 			5,209,000



     TOTAL LIABILITIES AND
     STOCKHOLDERS' EQUITY   	$13,481,000 			$12,773,000





See notes to consolidated financial statements

LUCILLE FARMS, INC.



CONSOLIDATED STATEMENT OF OPERATIONS



FOR THE THREE MONTHS ENDED JUNE 30, 1996 AND 1995



(UNAUDITED)


                                    	 1996 		 1995

SALES                         	$11,195,000 		$9,115,000

COST OF SALES                  	10,316,000 		8,540,000

GROSS PROFIT                      	879,000 		575,000

OTHER EXPENSE (INCOME):

  Selling                         	422,000 		439,000

  General and administrative      	157,000 		133,000

  Interest income                 	(17,000) 		(22,000)

  Interest expense                 	77,000 		80,000

TOTAL OTHER EXPENSE (INCOME)      	639,000 		630,000

PROFIT (LOSS) BEFORE INCOME TAXES 	240,000 		(55,000)

(Provision) Benefit for income taxes 	(80,000) 		14,000

NET PROFIT (LOSS)                 	$160,000 		$(41,000)

NET PROFIT (LOSS)  PER SHARE         	 $.05  		 $(.01)

WEIGHTED AVERAGE SHARES
OUTSTANDING USED TO COMPUTE
NET INCOME PER SHARE 			         	3,013,500 		3,052,500



See notes to consolidated financial statements

LUCILLE FARMS, INC.



CONSOLIDATED STATEMENT OF CASH FLOWS



FOR THE THREE MONTHS ENDED JUNE 30, 1996 AND 1995

(UNAUDITED)
                                       	1996 		1995

CASH FLOWS FROM OPERATING ACTIVITIES:

NET (LOSS) INCOME                  	$160,000 		$(41,000)

Adjustments to reconcile net (loss)
income to net cash provided
by (used in) operating activities:

   Depreciation and amortization     	75,000 		60,000

   Deferred income taxes             	80,000 		(15,000)

   (Increase) decrease in assets:

   Accounts receivable              	(78,000) 		(393,000)

   Inventories 	                    (976,000) 		(161,000)

   Prepaid expenses and
   other current assets               	12,000 		56,000

   Other assets                      	161,000 		(59,000)

   Increase (decrease) in liabilities:

   Accounts payable                	(264,000) 		(338,000)

   Accrued expenses                 	(39,000) 		(57,000)

   Net Cash (Used In) Operating
   Activities                      	(869,000)		(948,000)

CASH FLOW FROM INVESTING ACTIVITIES:

Purchase of Treasury Stock         	(125,000)

(Increase) in investment in
short-term U.S. Treasury Bills                		(9,000)

Purchase of property,
plant and equipment                	(587,000) 		(63,000)

  Net Cash (Used By) Investing
  Activities                       	(712,000) 		(72,000)

CASH FLOW FROM FINANCING ACTIVITIES:

Proceeds from revolving
credit loan-net                      	840,000  		748,000

Proceeds from (payments of)
long-term debt and notes             	136,000	 	(57,000)

   Net Cash Provided by
   Financing Activities              	976,000  		691,000

NET (DECREASE) IN CASH AND
CASH EQUIVALENTS                    	(605,000)  (329,000)

CASH  AND CASH EQUIVALENTS -
BEGINNING                           	1,697,000 		950,000

CASH  AND CASH EQUIVALENTS -
ENDING                             	$1,092,000 		$621,000


See notes to consolidated financial statements

LUCILLE FARMS, INC.



NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



1.	The Consolidated Balance Sheet as of June 30, 1996, the
Consolidated Statement of Operations for the three month periods ended June 30, 1996 and 1995 and the Consolidated Statement of Cash Flows for the three month periods ended June 30, 1996 and 1995 have been prepared by the Company without audit. In the opinion of the management, the accompanying consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the financial position of Lucille Farms, Inc. as of June 30, 1996, the results of its operations for the three months ended June 30, 1996 and 1995 and the changes in its cash position for the three months ended June 30, 1996 and 1995.



	Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"), although the Company believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these financial statements be read in conjunction with the year-end financial statements and notes thereto for the fiscal year ended March 31, 1996 included in the Company's Annual Report on Form 10-K as filed with the SEC.



	The accounting policies followed by the Company are set forth in the notes to the Company's consolidated financial statements as set forth in its Annual Report on Form 10-K as filed with the SEC.



2.	The results of operations for the three months ended June 30,
1996 are not necessarily indicative of the results to be expected for the entire fiscal year.



3.	Inventories are summarized as follows:



                  					June 30, 1996		March 31, 1996

	Finished goods	      		$  1,110,000		$    567,000

	Raw materials			          1,103,000		      656,000

	Supplies and Packaging	    312,000		      326,000

                   					$  2,525,000		$ 1,549,000



4.	Income per share of common stock was computed by dividing net income by the weighted average number of common shares outstanding during the period.

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL

		CONDITION AND RESULTS OF OPERATIONS



	Results of Operations



General



	The Company's conventional cheese products, which account for substantially all of the Company's sales, are commodity items.
The Company prices its conventional cheese products competitively with others in the industry, which pricing is referenced to the Wisconsin Block Cheddar Market. The price the Company pays for fluid milk, a significant component of cost of goods sold, is not determined until the month after its cheese has been sold. While the Company generally can anticipate a change in the price of milk, it cannot anticipate the extent thereof. By virtue of the pricing structure for its cheese and the competitive nature of the marketplace, the Company cannot always pass along to the customer the changes in the cost of milk in the price of its conventional cheese. As a consequence thereof, the Company's gross profit margin for such cheese is subject to fluctuation, which fluctuation, however slight, can have a significant effect on profitability. The Company is unable to predict any future increase or decrease in the prices in the Wisconsin Block Cheddar Market as such markets are subject to fluctuation based on factors and commodity markets outside of the control of the Company. Although the cost of fluid milk does tend to move correspondingly with the Wisconsin
Block Cheddar Market, the extent of such movement and the timing thereof is also not predictable as it is subject to government control and support. As a result of these factors, the Company is unable to predict pricing trends.



Three months ended June 30, 1996 compared to three months ended
June 30, 1995



	Sales for the three months ended June 30, 1996 increased to $11,195,000 from $9,115,000 for the comparable period in 1995, an increase of $2,080,000 (or 22.8%). Approximately $650,000
(or 31.3%) of such increase was due to an increase in the number of pounds of cheese sold and approximately $1,430,000 (or 68.7%) of such increase was due to an increase in the average selling price for cheese. The volume increase was the result of the Company's competitive pricing in order to maintain optimum plant utilization and market share. The increase in average selling price was the result of favorable Wisconsin Block Cheddar Market prices, a different product mix (e.g. whole milk and part skim shredded, loaf and diced mozzarella - the price of each of which is referenced to the Wisconsin Block Cheddar Market) and customer mix during the comparative periods.



	Cost of sales and gross profit margin for the three months ended June 30, 1996 was $10,316,000 (or 92.1% of sales) and
$879,000 (or 7.9% of sales), respectively, compared to a cost of sales and gross profit margin of $8,540,000 (or 93.7% of sales) and $575,000 (or 6.3% of sales), respectively, for the comparable period in 1995. The decrease in cost of sales and corresponding increase in gross profit margin for 1996 (as a percent of sales) was primarily due to a decrease in the Company's cost of raw materials as a percentage of selling price and the application of fixed overhead to greater unit sales volume.



	Selling, general and administrative expenses for the three months ended June 30, 1996 amounted to $579,000 (or 5.2% of sales) compared to $572,000 (or 6.3% of sales) for the comparable period in 1995. The decrease of selling, general and administrative expenses as a percentage of sales was due to cost containment efforts by the Company.



	Interest expense for the three months ended June 30, 1996 amounted to $77,000 compared to $80,000 for the three months ended March 31, 1995.



	The provision for income tax for the three months ended June 30, 1996 of $80,000 reflects the effects of reducing the valuation allowance by $12,000 in 1996 and providing for taxes at statutory rates on period income. The 1995 benefit of $14,000, resulted primarily from the availability of net operating loss carryforwards and investment tax credit carryforwards for future utilization. Such amounts are re-evaluated each quarter based on the results of operations.



	The Company's net income of $160,000 for the three months ended June 30, 1996 represents an increase of $201,000 from the net loss of $41,000 for the comparable period in 1995. The primary factors contributing to these changes are discussed above.



Liquidity and Capital Resources



	At June 30, 1996 the Company had working capital of $2,265,000, as compared to working capital of $2,345,000 at March 31, 1996.
The Company has a $5,000,000 revolving bank line of credit available for working capital requirements, which line of credit expires on September 1, 1997. Advances under this facility are limited to 50% of inventory and 80% of receivables. Such borrowings are secured by substantially all of the Company's assets, including accounts receivable, inventory and equipment.
Interest is at the prime lending rate plus 1%. At June 30, 1996, $2,229,000 was outstanding under such revolving line of credit and $1,083,000 was available for additional borrowing.
The Company intends to continue to utilize this line of credit as needed for operations.



	On June 17, 1994 the Company entered into an agreement with Chittenden Bank for a $2,000,000 five year term loan which requires monthly principal and interest payments based upon a ten year amortization, except that interest payments only were required to be made through December 1994. Interest is at the prime lending rate plus 1%. A major portion of the proceeds of the loan was used to complete the renovation of the Company's waste treatment facility in Vermont. The balance was used to refinance certain of its existing loans.



	On April 30, 1996 Chittenden Bank entered into a commitment with the Company to provide an additional term loan of up to $1,000,000 for the financing of equipment and capital improvements. Interest is at the prime lending rate plus 1%.
The bank has also agreed to reduce the rate of interest on the existing term loan to prime plus 1% (from prime plus 1.25%).
The Company finalized this agreement with the bank on June 13, 1996. At June 30, 1996 this facility had not yet been utilized.



	During the year ended March 31, 1996 the Company entered into an agreement with a supplier, to provide the Company with an equipment loan to be converted to a term note in the amount of $500,000 upon completion of additional borrowings. Borrowings as of June 30, 1996 amounted to $438,000. Upon conversion, the Company will make 84 monthly payments including interest at 6%.
It is anticipated that payments under this facility will begin
August 15, 1996.



	The Company's major source of external working capital financing has been and is currently the revolving line of credit. For the foreseeable future the Company believes that along with the proceeds of its 1993 public offering allocated to working capital purposes and any proceeds from the exercise of publicly-traded Warrants issued in the public offering (should such exercise occur), this line of credit will continue to represent the Company's major source of working capital financing besides income generated from operations.



	For the three months ended June 30, 1996 cash used in operating activities was $869,000. In addition to the income from operations, decreases in prepaid expenses and other assets of $173,000 provided cash. Cash was also utilized by a decrease in accrued expenses of $39,000, and a decrease in accounts payable of $264,000 in the period. Increases in accounts receivable of $78,000 and inventories of $976,000 utilized cash.



	Net cash used by investing activities was $712,000 for the three months ended June 30, 1996. Purchases of property, plant and equipment utilizing cash amounted to $587,000 during the
period.   The Company also utilized $125,000 for the purchase of
Treasury Stock.



	Net cash provided by financing activities was $976,000 in the period. Proceeds from the revolving credit loan in the amount of $840,000 and $136,000 of additional long-term borrowings provided cash.



	The Company estimates that based upon its current plans, its resources, including revenues from operations and utilization of its existing credit lines, will be sufficient to meet its cash requirements for at least the next 24 months.





PART II - OTHER INFORMATION



Item 6.		Exhibits and Reports on Form 8-K



(b)	There were no reports on Form 8-K filed during the three
months ended June 30, 1996

SIGNATURES





	Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





August 6, 1996



						Lucille Farms, Inc.

						  (Registrant)







						By:   /s/ Alfonso Falivene

							Alfonso Falivene,

							President (Duly Authorized Officer)






						By:   /s/ Stephen M. Katz

							Stephen M. Katz,

							Vice President-Finance

							    and Administration

							(Principal Financial Officer)