Form 10-Q
period 1996-09-30
LUCILLE FARMS INC
filed 1996-11-14
CIK 908179

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q


QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934


For the Quarterly Period Ended:  September 30, 1996  	Commission
File Number 1-12506


               LUCILLE FARMS, INC.

(Exact Name of Registrant as Specified in its Charter)



   Delaware   							13-2963923

(State or other Jurisdiction		(I.R.S. Employer Identification No.)
 of Incorporation)


150 River Road, P.O. Box 517

Montville, New Jersey    					     07045
(Address of Principal Executive Offices)			(Zip Code)

 (201)  334-6030  						   N/A
(Registrant's Telephone Number, 				Former name, former address and
Including Area Code)						former fiscal year, if changed since last report.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.


		YES       X      				NO

The number of shares of Registrant's common stock, par value
$.001 per share, outstanding as of November 12, 1996 was:
3,002,500.

The number of Registrant's Common Stock Purchase Warrants outstanding as of November 12, 1996 was: 1,437,500.

LUCILLE FARMS, INC.


INDEX



PART I.	Financial Information		                      				Page No.

	Item 1.		Financial Statements


		Consolidated Balance Sheet at

		  September 30, 1996 (unaudited) and March 31, 1996	       	3



		Consolidated Statement of Operations (unaudited)

		  For the Three Months Ended September 30, 1996 and 1995   	5

		  For the Six Months Ended September 30, 1996 and 1995	    	6



		Consolidated Statement of Cash Flows (unaudited)

		  For the Six Months ended September 30, 1996 and 1995    		7



		Notes to Consolidated Financial Statements		              		8



	Item 2.		Management's Discussion and Analysis of

		Financial Condition and Results of Operations	            		9


PART II.	Other Information						                             13

	Signatures								                                          14

LUCILLE FARMS, INC.

CONSOLIDATED BALANCE SHEET

ASSETS



                	SEPTEMBER 30, 1996 	 		MARCH 31, 1996

CURRENT ASSETS :              	(unaudited)      	(unaudited)

Cash and cash equivalents       		$689,000 		     	$1,697,000

Accounts receivable, net of allowances
of $60,000 at September 30, 1996
and $35,000 at March 31, 1996   	5,390,000       			4,109,000

Inventories                 		2,197,000       			1,549,000

Deferred income taxes          		37,000          			37,000

Prepaid expenses and other
current assets                     128,000          		147,000

 Total Current Assets       		8,441,000 	      		7,539,000



PROPERTY, PLANT AND EQUIPMENT,
NET OTHER ASSETS:          		5,034,000       			4,365,000

Due from officers            		156,000         			195,000

Deferred income taxes        		243,000         			431,000

Deposits on Equipment 	                            		180,000

Other                        		123,000 	         		63,000

  Total Other Assets         		522,000         			869,000

  TOTAL ASSETS           		$13,997,000 	    		$12,773,000




See notes to consolidated financial statements

LUCILLE FARMS, INC.

CONSOLIDATED BALANCE SHEET

LIABILITIES AND STOCKHOLDERS' EQUITY



                      	SEPTEMBER 30, 1996 	 		MARCH 31, 1996

CURRENT LIABILITIES :                 	(unaudited)       	(unaudited)

Accounts payable             		$3,232,000      			$3,285,000

Revolving credit loan         		2,375,000 	      		1,389,000

Current portion of long-term debt	209,000         			227,000

Accrued expenses                		193,000         			293,000

Total Current Liabilities      		6,009,000           5,194,000


LONG-TERM LIABILITIES:

Long-term debt                		2,058,000        			1,902,000

Deferred income taxes           		468,000 	         		468,000

 Total Long-term Liabilities  		2,526,000 			       2,370,000

 TOTAL LIABILITIES            		8,535,000         		7,564,000

STOCKHOLDERS' EQUITY:

Common stock - $.001 par value,
10,000,000 shares authorized,
3,052,500 shares issued 	          	3,000            			3,000

Additional paid-in capital    		4,512,000        			4,512,000

Retained earnings             		1,072,000 	         		694,000

                             		5,587,000        			5,209,000

Less:  50,000 shares treasury
stock at cost                  		(125,000)

 Total Stockholders' Equity   		5,462,000        			5,209,000


 TOTAL LIABILITIES AND
   STOCKHOLDERS' EQUITY      	$13,997,000      			$12,773,000

See notes to consolidated financial statements


LUCILLE FARMS, INC.


CONSOLIDATED STATEMENT OF OPERATIONS


FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995


(UNAUDITED)




                                          	 1996 	      	 1995

SALES                               	$12,876,000 		$10,503,000

COST OF SALES                        	11,845,000   		9,623,000

GROSS PROFIT                          	1,031,000 	    	880,000

OTHER EXPENSE (INCOME):

  Selling                               	441,000     		450,000

  General and administrative            	196,000 	    	174,000

  Interest income                      	(18,000) 	   	(18,000)

  Interest expense                       	84,000     		101,000

TOTAL OTHER EXPENSE (INCOME)            	703,000     		707,000

INCOME BEFORE INCOME TAXES              	328,000     		173,000

Provision for income taxes            	(110,000)    		(15,000)

NET INCOME                             	$218,000    		$158,000

NET INCOME  PER SHARE                     	 $.07 		       $.05

WEIGHTED AVERAGE SHARES
OUTSTANDING USED TO COMPUTE
NET INCOME PER SHARE 	        		3,002,500   		3,052,500




See notes to consolidated financial statements

LUCILLE FARMS, INC.


CONSOLIDATED STATEMENT OF OPERATIONS


FOR THE SIX MONTHS ENDED SEPTEMBER 30, 1996 AND 1995


(UNAUDITED)



                                       	 1996        		 1995

SALES                            	$24,071,000  		$19,618,000

COST OF SALES                     	22,161,000   		18,163,000

GROSS PROFIT                       	1,910,000    		1,455,000

OTHER EXPENSE (INCOME):

  Selling                            	863,000      		889,000

  General and administrative         	353,000      		307,000

  Interest income                   	(35,000) 	    	(40,000)

  Interest expense                   	161,000      		181,000

TOTAL OTHER EXPENSE (INCOME)       	1,342,000    		1,337,000

INCOME BEFORE INCOME TAXES           	568,000      		118,000

Provision for income taxes 	        (190,000)      		(1,000)

NET INCOME                          	$378,000     		$117,000

NET INCOME  PER SHARE                  	 $.13        		 $.04

WEIGHTED AVERAGE SHARES
OUTSTANDING USED TO COMPUTE
NET INCOME PER SHARE            3,008,000 		   3,052,500



See notes to consolidated financial statements

LUCILLE FARMS, INC.

CONSOLIDATED STATEMENT OF CASH FLOWS

FOR THE SIX MONTHS ENDED SEPTEMBER 30, 1996 AND 1995

(UNAUDITED)
                                              	1996     		1995

CASH FLOWS FROM OPERATING ACTIVITIES:

NET INCOME                                	$378,000 		$117,000

Adjustments to reconcile net income
to net cash provided by
(used by) operating activities:

 Depreciation and amortization             	150,000 		120,000

 Provision for doubtful accounts            	25,000 		20,000

 Deferred income taxes                     	188,000

 (Increase) decrease in assets:

 Accounts receivable                  	(1,306,000)	(1,167,000)

 Inventories                             	(648,000) 		211,000

 Prepaid expenses and other current assets 	19,000 		85,000

 Other assets                             	159,000 		(62,000)

 Increase (decrease) in liabilities:

 Accounts payable                        	(53,000) 		(61,000)

 Accrued expenses                       	(100,000) 		(59,000)

 Net Cash Provided By (Used by)
Operating Activities                  	(1,188,000) 		(796,000)

CASH FLOW FROM INVESTING ACTIVITIES:

Purchase of Treasury Stock              	(125,000)

Increase in investment in
short-term  U.S. Treasury Bills                      (16,000)

Purchase of property, plant and equipment 	(819,000) (174,000)

  Net Cash (Used By) Investing Activities 	(944,000)	(190,000)

CASH FLOW FROM FINANCING ACTIVITIES:

Proceeds from revolving credit loan-net    	986,000 		615,000

Proceeds from (payments of)
long-term debt and notes                   	138,000		(117,000)

 Net Cash Provided by Financing Activities 1,124,000   498,000

NET (DECREASE) IN CASH
AND CASH EQUIVALENTS                    	(1,008,000)	(488,000)

CASH  AND CASH EQUIVALENTS -  BEGINNING   	1,697,000 		950,000

CASH  AND CASH EQUIVALENTS -  ENDING      	$689,000 		$462,000


See notes to consolidated financial statements


LUCILLE FARMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.	The Consolidated Balance Sheet as of September 30, 1996, the
Consolidated Statement of Operations for the three and six month periods ended September 30, 1996 and 1995 and the Consolidated Statement of Cash Flows for the six month periods ended
September 30, 1996 and 1995 have been prepared by the Company without audit. In the opinion of management, the accompanying consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the financial position of Lucille Farms, Inc. as of September 30, 1996 the results of its operations for the three and six months ended September 30, 1996 and 1995 and the changes in its cash flows for the six months ended September 30, 1996 and 1995.


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


2.	The results of operations for the three and six months ended
September 30, 1996 are not necessarily indicative of the results to be expected for the entire fiscal year.


3.	Inventories are summarized as follows:
    					September 30, 1996			March 31, 1996

	Finished goods  		$ 1,058,000		 		$    567,000

	Raw materials	        823,000	 		      656,000

	Supplies and Packaging   316,000	 	    326,000

           					$ 2,197,000  			$ 1,549,000

4.	Income per share of common stock was computed by dividing net income by the weighted average number of common shares outstanding during the period.


Item 2:	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL

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


Three months ended September 30, 1996 compared to three months ended September 30, 1995


	Sales for the three months ended September 30, 1996 increased to $12,876,000 from $10,503,000 for the comparable period in 1995, an increase of $2,373,000 (or 22.6%). Approximately
$80,000 (or 3.4%) of such increase was due to an increase in the number of pounds of cheese sold and approximately $2,293,000 (or 96.6%) of such increase was due to an increase in the average selling price for cheese. The increase in average selling price was the result of favorable Wisconsin Block Cheddar Market prices, a different product mix (e.g. whole milk and part skim shredded, loaf and diced mozzarella - the price of each of which is referenced to the Wisconsin Block Cheddar Market) and customer mix during the comparative periods.


	Cost of sales and gross profit margin for the three months ended September 30, 1996 was $11,845,000 (or 92.0% of sales) and $1,031,000 (or 8.0% of sales), respectively, and was relatively unchanged (as a percentage of sales) from cost of sales and gross profit margin of $9,623,000 (or 91.6% of sales) and $880,000 (or 8.4% of sales), respectively, for the comparable period in 1995.


	Selling, general and administrative expenses for the three months ended September 30, 1996 amounted to $637,000 (or 4.9% of sales) compared to $624,000 (or 5.9% of sales) for the comparable period in 1995. The decrease of selling, general and administrative expenses as a percentage of sales was due to cost containment efforts by the Company.


	Interest expense for the three months ended September 30, 1996 amounted to $84,000 compared to $101,000 for the three months ended September 30, 1995.


	The provision for income taxes for the three months ended September 30, 1996 of $110,000 reflects the effects of reducing the valuation allowance by $12,000 in 1996 and providing for taxes at statutory rates on period income. The 1995 benefit of $15,000 resulted primarily from the availability of net operating loss carryforwards and investment tax credit carryforwards for future utilization. Such amounts are re-evaluated each quarter based on the results of operations.


	The Company's net income of $218,000 for the three months ended September 30, 1996 represents an increase of $60,000 from the net income of $158,000 for the comparable period in 1995. The primary factors contributing to these changes are discussed above.



Six months ended September 30, 1996 compared to six months ended
September 30, 1995



	Sales for the six months ended September 30, 1996 increased to $24,071,000 from $19,618,000 for the comparable period in 1995, an increase of $4,453,000 (or 22.7%). Approximately $730,000
(or 16.4%) of such increase was due to an increase in the number of pounds of cheese sold and approximately $3,723,000 (or 83.6%) of such increase was due to an increase in the average selling price for cheese. The volume increase was the result of the Company's competitive pricing in order to maintain optimum plant utilization and market share. The increase in average selling price was the result of favorable Wisconsin Block Cheddar Market prices, a different product mix (e.g. whole milk and part skim shredded, loaf and diced mozzarella - the price of each of which is referenced to the Wisconsin Block Cheddar Market and is sold at different prices above such Market) and customer mix during the comparative periods.



	Cost of sales and gross profit margin for the six months ended September 30, 1996 was $22,161,000 (or 92.1% of sales) and
$1,910,000 (or 7.9% of sales), respectively, compared to a cost of sales and gross profit margin of $18,163,000 (or 92.6% of sales) and $1,455,000 (or 7.4% of sales), respectively, for the comparable period in 1995. The decrease in cost of sales and corresponding increase in gross profit margin, as a percent of sales, is primarily due to a decrease in the Company's cost of raw materials as a percentage of selling price and the application of fixed overhead to greater unit sales volume.


	Selling, general and administrative expenses for the six months ended September 30, 1996 increased to $1,216,000 (or 5.1% of sales) from $1,196,000 (or 6.1% of sales) for the comparable period in 1995. The decrease of selling, general and administrative expenses as a percentage of sales was due to cost containment efforts by the company.


	Interest expense for the six months ended September 30, 1996 amounted to $161,000 compared to $181,000 for the six months ended September 30, 1995.


	The provision for income tax for the six months ended September 30, 1996 of $190,000 reflects the effects of reducing the valuation allowance by $24,000 in 1996 and providing for taxes at statutory rates on period income.

	The Company's net income of $378,000 for the six months ended September 30, 1996 represents an increase of $261,000 from the net income of $117,000 for the comparable period in 1995. The primary factors contributing to these changes are discussed above.



	Liquidity and Capital Resources


	At September 30, 1996, the Company had working capital of $2,432,000 as compared to working capital of $2,345,000 at March 31, 1996. The Company has a $5,000,000 revolving bank line of credit available for working capital requirements, which line of credit expires on September 1, 1997. Advances under this facility are limited to 50% of inventory and 80% of receivables.
 Such borrowings are secured by substantially all of the Company's assets, including accounts receivable, inventory and equipment. Interest is at the prime lending rate plus 1%. At September 30, 1996, $2,375,000 was outstanding under such revolving line of credit and $2,484,000 was available for additional borrowing. The Company intends to continue to utilize this line of credit as needed for operations.


	On June 17, 1994 the Company entered into an agreement with Chittenden Bank for a $2,000,000 five year term loan which requires monthly principal and interest payments based upon a ten year amortization. Interest is at the prime lending rate plus 1%. A major portion of the proceeds of the loan was used to complete the renovation of the Company's waste treatment facility in Vermont. The balance was used to refinance certain of its existing loans.


	On June 13, 1996 Chittenden Bank entered into an agreement with the Company to provide an additional term loan of up to $1,000,000 for the financing of equipment and capital improvements. Interest is at the prime lending rate plus 1%.
At September 30, 1996, this facility had not yet been utilized.


	During the year ended March 31, 1996 the Company entered into an agreement with a supplier, to provide the Company with an equipment loan to be converted to a term note in the amount of $500,000 upon completion of additional borrowings. Borrowings as of September 30, 1996 amounted to $476,948. Upon conversion, the Company will make 84 monthly payments including principal and interest at 6%. It is anticipated that payments under this facility will begin November 15, 1996.


	The Company's major source of external working capital financing has been and is currently the revolving line of credit. For the foreseeable future the Company believes that along with its current working capital position and any proceeds from the exercise of publicly-traded Warrants issued in the Company's initial public offering (should such exercise occur), this line of credit will continue to represent the Company's major source of working capital financing besides income generated from operations. In October 1996, the Company extended the expiration date of its warrants from November 1, 1996 to November 1, 1997.


	For the six months ended September 30, 1996 cash used in operating activities was $1,188,000. In addition to the income from operations, decreases in prepaid expenses and other assets of $178,000 provided cash. Cash was utilized by a decrease in accrued expenses of $100,000, and a decrease in accounts payable of $53,000 in the period. Increases in accounts receivable of $1,306,000 and inventories of $648,000 also utilized cash.


	Net cash used by investing activities was $944,000 for the six months ended September 30, 1996. Purchases of property, plant and equipment utilizing cash amounted to $819,000 during the
period.   The Company also utilized $125,000 for the purchase of
Treasury Stock.


	Net cash provided by financing activities was $1,124,000 for the six months ended September 30, 1996. Proceeds from the revolving credit loan in the amount of $986,000 and $138,000 of additional long-term borrowings provided cash.


	The Company estimates that based upon its current plans, its resources, including revenues from operations and utilization of its existing credit lines, will be sufficient to meet its cash requirements for at least the next 24 months.

PART II - OTHER INFORMATION


Item 1.		Legal Proceedings



	On August 6, 1996, Lucille Farms, Inc. was served with a complaint filed June 14, 1996 by Lifeline Food Company, Inc. in the Superior Court of California, County of Monterey, alleging breach of contract, breach of warranty, negligence, intentional misrepresentation and negligent misrepresentation against Lucille Farms Products, Inc., Golden Cheese Company of California, Simplot / Mountain Farms, Wildcat Construction Co., Inc., L.W. Miller, Gary Olsen Trucking, Pacific Cheese, and DOES I through XX, Inclusive. The plaintiff seeks special damages of $150,000 for breach of contract and $1,500,000 for general damages based on alleged loss of future profits, and unspecified punitive damages. This action is based upon a contract whereby the Company was to supply cheese to Lifeline Food Company, Inc. which the plaintiff alleges was not fulfilled. Lucille has engaged council to defend against these claims. On November 8, 1996, Council for Lucille Farms, Inc. filed a demurrer in Superior Court. In as much as Management believes that all claims against Lucille Farms, Inc. are without merit, no provision has been made in the financial statements for any liability which may arise from this matter.



Item 6.		Exhibits and Reports on Form 8-K

		(b)	There were no reports on Form 8-K filed during the three
months ended September 30, 1996.

SIGNATURES


	Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

November 14, 1996

      Lucille Farms, Inc.
        (Registrant)




      By:   /s/ Alfonso Falivene
       Alfonso Falivene,
       President (Duly Authorized Officer)



      By:   /s/ Stephen M. Katz
       Stephen M. Katz,
       Vice President-Finance
         and Administration
       (Principal Financial Officer)