Form 10-Q
period 1996-12-31
LUCILLE FARMS INC
filed 1997-02-14
CIK 908179

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended:  December 31, 1996  	Commission
File Number 1-12506

               LUCILLE FARMS, INC.
(Exact Name of Registrant as Specified in its Charter)

   Delaware           13-2963923
(State or other    (I.R.S. Employer Identification No.)
Jurisdiction of Incorporation)

150 River Road, P.O. Box 517
Montville, New Jersey             07045
(Address of Principal Executive Offices)	(Zip Code)

 (201)  334-6030  						   N/A
(Registrant's Telephone      Former name, former address and
Number, Including Area Code)	former fiscal year, if changed
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

The number of shares of Registrant's common stock, par value
$.001 per share, outstanding as of February 12, 1996 was:
3,002,500.

The number of Registrant's Common Stock Purchase Warrants outstanding as of February 12, 1997 was: 1,437,500.

LUCILLE FARMS, INC.

INDEX

PART I.	Financial Information	           	    		Page No.

	Item 1.		Financial Statements

Consolidated Balance Sheet at
December 31, 1996 (unaudited) and March 31, 1996     		3

Consolidated Statement of Operations (unaudited)
For the Three Months Ended December 31, 1996 and 1995  5
For the Nine Months Ended December 31, 1996 and 1995 		6

Consolidated Statement of Cash Flows (unaudited)
For the Nine Months ended December 31, 1996 and 1995	 	7

Notes to Consolidated Financial Statements             8


Item 2.  Management's Discussion and Analysis of
      		Financial Condition and Results of Operations 	9


PART II.	Other Information                            13

	Signatures                                           14

LUCILLE FARMS, INC.
CONSOLIDATED BALANCE SHEET

ASSETS
                          DECEMBER 31, 1996 	 		MARCH 31, 1996

CURRENT ASSETS :            (unaudited)        	(unaudited)

Cash and cash equivalents        $907,000 	      $1,697,000

Accounts receivable, net of
allowances of $60,000 at
December 31, 1996 and
$35,000 at March 31, 1996      		4,074,000       4,109,000

Inventories                      1,674,000 	     1,549,000

Deferred income taxes               37,000          37,000

Prepaid expenses and other
current assets	                    114,000 	       147,000

Total Current Assets             6,806,000       7,539,000

PROPERTY, PLANT AND
EQUIPMENT, NET                   5,247,000       4,365,000

  OTHER ASSETS:

Due from officers                  156,000 	       195,000

Deferred income taxes              431,000         431,000

Deposits on Equipment                            		180,000

Other                              125,000          63,000

  Total Other Assets               712,000 	       869,000

  TOTAL ASSETS                 $12,765,000     $12,773,000

See notes to consolidated financial statements

LUCILLE FARMS, INC.
CONSOLIDATED BALANCE SHEET

LIABILITIES AND STOCKHOLDERS' EQUITY

                        DECEMBER 31, 1996     MARCH 31, 1996

CURRENT LIABILITIES :      (unaudited)       	(unaudited)

Accounts payable             		$3,596,000      $3,285,000

Revolving credit loan         		1,173,000       1,389,000

Current portion of
long-term debt                   	227,000         227,000

Accrued expenses                  173,000         293,000

Total Current Liabilities      	5,169,000       5,194,000

LONG-TERM LIABILITIES:

Long-term debt                		2,033,000      1,902,000

Deferred income taxes             468,000 	      468,000

 Total Long-term Liabilities  		2,501,000      2,370,000

 TOTAL LIABILITIES            		7,670,000      7,564,000

STOCKHOLDERS' EQUITY:

Common stock - $.001 par value,
10,000,000 shares authorized,
3,052,500 shares issued             3,000          3,000

Additional paid-in capital    		4,512,000      4,512,000

Retained earnings               		705,000 	      694,000

                               	5,220,000      5,209,000

Less:  50,000 shares
treasury stock at cost         		(125,000)

 Total Stockholders' Equity   		5,095,000      5,209,000


TOTAL LIABILITIES AND
STOCKHOLDERS' EQUITY          $12,765,000    $12,773,000

See notes to consolidated financial statements

LUCILLE FARMS, INC.
CONSOLIDATED STATEMENT OF OPERATIONS
FOR THE THREE MONTHS ENDED DECEMBER 31, 1996 AND 1995
(UNAUDITED)
                                          1996 		      1995

SALES                             $11,100,000 		$11,038,000

COST OF SALES                      11,007,000     9,906,000

GROSS PROFIT                           93,000     1,132,000

OTHER EXPENSE (INCOME):

  Selling                             365,000       439,000

  General and administrative          194,000 	    	196,000

  Interest income                     (16,000)      (18,000)

  Interest expense                    103,000        85,000

TOTAL OTHER EXPENSE (INCOME)          646,000 	    	702,000

(LOSS) INCOME BEFORE INCOME TAXES    (553,000) 	   	430,000

Benefit (Provision) for income taxes  186,000

NET (LOSS) INCOME                   $(367,000) 	  	$430,000

NET (LOSS) INCOME PER SHARE             $(.12)         $.14

WEIGHTED AVERAGE SHARES
OUTSTANDING USED TO COMPUTE
NET INCOME PER SHARE                3,002,500  		3,052,500

See notes to consolidated financial statements

LUCILLE FARMS, INC.
CONSOLIDATED STATEMENT OF OPERATIONS
FOR THE NINE MONTHS ENDED DECEMBER 31, 1996 AND 1995
(UNAUDITED)
                                         1996 	      	 1995

SALES                             $35,171,000 		$30,656,000

COST OF SALES                      33,168,000  		28,069,000

GROSS PROFIT                        2,003,000     2,587,000

OTHER EXPENSE (INCOME):

  Selling                           1,228,000     1,328,000

  General and administrative          547,000       503,000

  Interest income                     (51,000)      (58,000)

  Interest expense                    264,000       266,000

TOTAL OTHER EXPENSE (INCOME)        1,988,000     2,039,000

INCOME BEFORE INCOME TAXES             15,000       548,000

Provision for income taxes             (4,000) 	    	(1,000)

NET INCOME                            $11,000 	   	$547,000

NET INCOME  PER SHARE                    $.00          $.18

WEIGHTED AVERAGE SHARES
OUTSTANDING USED TO COMPUTE
NET INCOME PER SHARE                3,006,000     3,052,500

See notes to consolidated financial statements

LUCILLE FARMS, INC.

CONSOLIDATED STATEMENT OF CASH FLOWS
FOR THE NINE MONTHS ENDED DECEMBER 31, 1996 AND 1995
(UNAUDITED)

                                         1996    		1995

CASH FLOWS FROM OPERATING ACTIVITIES:

NET INCOME                             $11,000 		$547,000

Adjustments to reconcile net
income to net cash provided by
(used by) operating activities:

   Depreciation and amortization       220,000  		180,000

   Provision for doubtful accounts      25,000 	  	40,000

   (Increase) decrease in assets:

   Accounts receivable                  10,000 		(1,361,000)

   Inventories                        (125,000)   		34,000

   Prepaid expenses and
   other current assets                 33,000    		92,000

   Other assets                        157,000   		(63,000)

   Increase (decrease) in liabilities:

   Accounts payable                    311,000 	  	263,000

   Accrued expenses                   (120,000)    		52,000

Net Cash Provided By (Used by)
Operating Activities                   522,000     (216,000)

CASH FLOW FROM INVESTING ACTIVITIES:

Purchase of Treasury Stock            (125,000)

Increase in investment in short-term
U.S. Treasury Bills                                 (24,000)

Purchase of property,
plant and equipment                 (1,102,000)   	(386,000)

Net Cash (Used By)
Investing Activities                (1,227,000)  		(410,000)

CASH FLOW FROM FINANCING ACTIVITIES:

Payments of (proceeds from)
revolving credit loan-net             (216,000)	   	763,000

Proceeds from (payments of)
long-term debt and notes               131,000	  	(179,000)

Net Cash (Used By) Provided by
Financing Activities                   (85,000) 	 	584,000

NET (DECREASE) IN CASH AND
CASH EQUIVALENTS                      (790,000)	  	(42,000)

CASH  AND CASH EQUIVALENTS -
BEGINNING                            1,697,000   		950,000

CASH  AND CASH EQUIVALENTS -
ENDING                                $907,000  		$908,000

See notes to consolidated financial statements

LUCILLE FARMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	The Consolidated Balance Sheet as of December 31, 1996, the
Consolidated Statement of Operations for the three and nine month periods ended December 31, 1996 and 1995 and the Consolidated Statement of Cash Flows for the nine month periods ended December 31, 1996 and 1995 have been prepared by the Company without audit. In the opinion of management, the accompanying consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the financial position of Lucille Farms, Inc. as of December 31, 1996 the results of its operations for the three and nine months ended December 31, 1996 and 1995 and the changes in its cash flows for the nine months ended December 31, 1996 and 1995.

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

2.	The results of operations for the three and nine months ended
December 31, 1996 are not necessarily indicative of the results to be expected for the entire fiscal year.

3.	Inventories are summarized as follows:

               December 31, 1996    March 31, 1996

Finished goods      $    778,000        $    567,000

Raw materials            528,000             656,000

Supplies and Packaging   368,000             326,000

                     $ 1,674,000         $ 1,549,000

4.	Income per share of common stock was computed by dividing net income by the weighted average number of common shares outstanding during the period.

Item 2:	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
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

Three months ended December 31, 1996 compared to three months ended December 31, 1995

	Sales for the three months ended December 31, 1996 increased to $11,100,000 from $11,038,000 for the comparable period in 1995, an increase of $62,000 (or 0.6%). Although, sales increased approximately $430,000 due to an increase in the number of pounds of cheese sold, this increase was offset by a decrease in sales of approximately $368,000 resulting from a drop in the average selling price for cheese. This drop was the result of significant reductions in Wisconsin Block Cheddar Market prices upon which our sales price is referenced. Subsequent to December 31, 1996, the Wisconsin Block Cheddar Market increased resulting in a corresponding price increase by the Company, although offset in part by an increase in the price of raw materials. While this favorably effects gross margins it is probably insufficient, at this time, to bring the Company back to profitability. As stated above the Company is unable to predict the future trends of these prices.

	Cost of sales and gross profit margin for the three months ended December 31, 1996 was $11,007,000 (or 99.2% of sales) and $93,000 (or 0.8% of sales), respectively, compared to a cost of sales and gross profit margin of $9,906,000 (or 89.7% of sales) and $1,132,000 (or 10.3% of sales), respectively, for the comparable period in 1995. The increase in cost of sales and corresponding decrease in gross profit margin, as a percent of sales, is primarily due to significantly lower Wisconsin Block Cheddar Market prices, and an increase in the cost of raw materials as a percentage of selling price in the period.

	Selling, general and administrative expenses for the three months ended December 31, 1996 amounted to $559,000 (or 5.0% of sales) compared to $635,000 (or 5.8% of sales) for the comparable period in 1995. The decrease of selling, general and administrative expenses as a percentage of sales was due to cost containment efforts by the Company.

	Interest expense for the three months ended December 31, 1996 amounted to $103,000 compared to $85,000 for the three months ended December 31, 1995. This increase is the result of increased borrowings due to the addition of new plant production equipment and higher revolving credit line usage in the quarter.

	The benefit for income taxes for the three months ended December 31, 1996 of $186,000 reflects the effect of reducing the amount previously provided for in 1996 in order to provide for taxes at statutory rates on period income. Such amounts are re-evaluated each quarter based on the results of operations.

	The Company's net loss of $367,000 for the three months ended December 31, 1996 represents a decrease of $797,000 from the net income of $430,000 for the comparable period in 1995. The primary factors contributing to these changes are discussed above.

Nine months ended December 31, 1996 compared to nine months ended December 31, 1995

	Sales for the nine months ended December 31, 1996 increased to $35,171,000 from $30,656,000 for the comparable period in 1995, an increase of $4,515,000 (or 14.7%). Approximately $1,160,000
(or 25.7%) of such increase was due to an increase in the number of pounds of cheese sold and approximately $3,355,000 (or 74.3%) of such increase was due to an increase in the average selling price for cheese. The volume increase was the result of the Company's competitive pricing in order to maintain optimum plant utilization and market share. The increase in average selling price was the result of favorable Wisconsin Block Cheddar Market prices during the first half of the fiscal year. In the last three months there was, what the Company believes was, a record decline in the Wisconsin Block Cheddar Market causing a decrease in unit product pricing which resulted in level third quarter sales.

	Cost of sales and gross profit margin for the nine months ended December 31, 1996 was $33,168,000 (or 94.3% of sales) and
$2,003,000 (or 5.7% of sales), respectively, compared to a cost of sales and gross profit margin of $28,069,000 (or 91.6% of sales) and $2,587,000 (or 8.4% of sales), respectively, for the comparable period in 1995. The increase in cost of sales and corresponding decrease in gross profit margin, as a percent of sales, is primarily due to an increase in the Company's cost of raw materials as a percentage of selling price.

	Selling, general and administrative expenses for the nine months ended December 31, 1996 decreased to $1,775,000 (or 5.0% of sales) from $1,831,000 (or 6.0% of sales) for the comparable period in 1995. The decrease of selling, general and administrative expenses as a percentage of sales was due to cost containment efforts by the Company.

	Interest expense for the nine months ended December 31, 1996 amounted to $264,000 compared to $266,000 for the nine months ended December 31, 1995.

	The provision for income tax for the nine months ended December 31, 1996 of $4,000 and $1,000 for the nine months ended December
31, 1995 represent management's estimates of the overall tax for the year. Such amounts are re-evaluated each quarter based on the results of operations.

	The Company's net income of $11,000 for the nine months ended December 31, 1996 represents a decrease of $536,000 from the net income of $547,000 for the comparable period in 1995. The primary factors contributing to these changes are discussed above.

	Liquidity and Capital Resources

	At December 31, 1996, the Company had working capital of $1,637,000 as compared to working capital of $2,345,000 at March 31, 1996. The Company has a $5,000,000 revolving bank line of credit available for working capital requirements, which line of credit expires on September 1, 1997. Advances under this facility are limited to 50% of inventory and 80% of receivables.
 Such borrowings are secured by substantially all of the Company's assets, including accounts receivable, inventory and equipment. Interest is at the prime lending rate plus 1%. At December 31, 1996, $1,173,000 was outstanding under such revolving line of credit and $2,955,000 was available for additional borrowing. The Company intends to continue to utilize this line of credit as needed for operations.

	On June 17, 1994, the Company entered into an agreement with Chittenden Bank for a $2,000,000 five year term loan which requires monthly principal and interest payments based upon a ten year amortization. Interest is at the prime lending rate plus 1%. A major portion of the proceeds of the loan was used to complete the renovation of the Company's waste treatment facility in Vermont. The balance was used to refinance certain of its existing loans.

	On June 13, 1996, Chittenden Bank entered into an agreement with the Company to provide an additional term loan of up to $1,000,000 for the financing of equipment and capital improvements. Interest is at the prime lending rate plus 1%.
At December 31, 1996, this facility had not yet been utilized.

	On November 1, 1996, a supplier provided the Company with an equipment loan in the amount of $500,000. Under the terms of this loan, commencing November 15, 1996, the Company will make
84 monthly payments including principal and interest at 6%.

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

	For the nine months ended December 31, 1996 cash provided by operating activities was $522,000. In addition to the income from operations, decreases in prepaid expenses and other assets of $190,000, accounts receivable of $10,000 and an increase in accounts payable of $311,000 provided cash. Cash was utilized by an increase in inventory of $125,000 and a decrease in accrued expenses of $120,000.

	Net cash used by investing activities was $1,227,000 for the nine months ended December 31, 1996. Purchases of property, plant and equipment utilizing cash amounted to $1,102,000 during
the period.   The Company also utilized $125,000 for the
purchase of Treasury Stock.

	Net cash used by financing activities was $85,000 for the nine months ended December 31, 1996. Net payments on the revolving credit loan in the amount of $216,000 utilized cash and $131,000 of additional long-term borrowings provided cash.

	The Company estimates that based upon its current plans, its resources, including revenues from operations and utilization of its existing credit lines, will be sufficient to meet its cash requirements for at least the next 24 months.

PART II - OTHER INFORMATION

Item 1.		Legal Proceedings

	On August 6, 1996, Lucille Farms, Inc. was served with a complaint filed June 14, 1996 by Lifeline Food Company, Inc. in the Superior Court of California, County of Monterey, alleging breach of contract, breach of warranty, negligence, intentional misrepresentation and negligent misrepresentation against Lucille Farms Products, Inc., Golden Cheese Company of California, Simplot / Mountain Farms, Wildcat Construction Co., Inc., L.W. Miller, Gary Olsen Trucking, Pacific Cheese, and DOES I through XX, Inclusive. The plaintiff seeks special damages of $150,000 for breach of contract and $1,500,000 for general damages based on alleged loss of future profits, and unspecified punitive damages. This action is based upon a contract whereby the Company was to supply cheese to Lifeline Food Company, Inc. which the plaintiff alleges was not fulfilled. On November 12, 1996, Golden Cheese Company of California filed a cross complaint for breach of contract, negligence, defamation, indemnification and apportionment of liability naming Lifeline Food Company, Inc., Lucille Farms Products, Inc. and DOES 1-25, Inclusive. On January 24, 1997, Lucille Farms, Inc. filed a cross complaint against Lifeline Food Company, Inc. and Golden Cheese Company of California and DOES 1-50. In as much as Management believes that all claims against Lucille Farms, Inc. are without merit, no provision has been made in the financial statements for any liability which may arise from this matter.

Item 4.		Submission of matters to a vote of security holders

		On October 11, 1996 the Company held an Annual Meeting of Shareholders in East Elmhurst, New York. The shareholders voted on two matters.

		The following votes were cast for the nominees for election of directors, and all such nominees were elected.

Philip Falivene     2,537,685 votes for	6,050 votes withheld

Gennaro Falivene    2,537,885 votes for	5,850 votes withheld

Alfonso Falivene    2,537,885 votes for	5,850 votes withheld

Stephen M. Katz     2,538,885 votes for	4,850 votes withheld

Howard S. Breslow   2,538,885 votes for	4,850 votes withheld

		The votes cast on the ratification of the selection of Robbins, Greene, Horowitz, Lester & Co., LLP, as independent public accountants for the Company for the Fiscal Year ending
March 31, 1997 was as follows:

2,515,735 shares voted for the ratification and appointment

3,150 shares voted against the ratification and appointment

24,850 shares abstained from voting

		The two matters voted upon were passed.

Item 6.		Exhibits and Reports on Form 8-K

		(b)	There were no reports on Form 8-K filed during the three
months ended December 31, 1996.

SIGNATURES

	Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

February 14, 1997

				Lucille Farms, Inc.

				  (Registrant)



		By:   /s/ Alfonso Falivene

			Alfonso Falivene,

			President (Duly Authorized Officer)



		By:   /s/ Stephen M. Katz

			Stephen M. Katz,

			Vice President-Finance

			    and Administration

   (Principal Financial Officer)