Form 10-K
period 1997-03-31
LUCILLE FARMS INC
filed 1997-06-26
CIK 908179

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

________________

FORM 10-K

(Mark One)

[X]             ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)


OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 1997

OR

[  ]           TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)


OF THE SECURITIES EXCHANGE ACT OF 1934



Commission file number 1-12506



LUCILLE FARMS, INC.

(Exact name of Registrant as specified in its Charter)



		Delaware						13-2963923

	(State of incorporation)				      (I.R.S. employer
identification no.)



      	150 River Road, P.O. Box 517				      (201) 334-6030

	       Montville, N.J.  07045				(Registrant's telephone number)

       (Address of principal executive office)



Securities registered pursuant to Section 12(b) of the Act:

None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, par value $.001 per share

Redeemable Common Stock Purchase Warrant.

Preferred Stock Purchase Rights

(Titles of Classes)



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]



Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]



The aggregate market value of the voting stock held by non-affiliates of the Registrant was $2,470,313 based on the average bid and ask price as reported by NASDAQ on June 19, 1997.



The number of shares of the Registrant's common stock outstanding as of June 19, 1997 was: 3,002,500.

Documents Incorporated by Reference

None

PART I





ITEM 1.	BUSINESS



General



Lucille Farms, Inc. (the "Company") is engaged in the manufacture and marketing of conventional mozzarella cheese and, to a lesser extent, other Italian variety cheeses. Utilizing proprietary formulas and processes, the Company has developed a nutritional line of products consisting of (a) an all natural, cholesterol free mozzarella-style cheese substitute which is low in saturated fat and has the taste, mouth feel, texture, handling and cooking characteristics of conventional mozzarella cheese ("Mozzi-RITE" for the Real Italian Taste Experiencer),
(b) an all natural, low-cholesterol and low-fat mozzarella cheese ("Tasty-Lite Cheese - Low Fat"), (c) an all natural, no-cholesterol and no-fat mozzarella cheese ("Tasty-Lite Cheese-Fat Free"), and (d) an all natural mozzarella cheese ("Tasty-Lite Cheese - Light"). The Company believes that there is currently no other all natural, cholesterol free mozzarella cheese substitute or all natural, no-cholesterol and no-fat mozzarella cheese on the market. For the fiscal years ended March 31, 1997 and 1996, conventional mozzarella cheese sales and blends accounted for over 90% of the Company's revenues. Sales of the Company's nutritional line of products during these periods were not significant. All of the Company's products, which are manufactured in the Company's production facility in Swanton, Vermont, are made of natural ingredients.



The Company's conventional mozzarella cheese is sold primarily to the food service segment of the cheese market. To a lesser extent, sales are made to the industrial and government segments of the cheese market. The food service segment includes pizza chains and independent pizzerias, restaurants, recreational facilities, business feeders, health care facilities, schools and other institutions which prepare food for on premises consumption. The industrial segment includes manufacturers that utilize cheese products as an ingredient in processed foods and general frozen entrees and side dishes. The Company believes that the food service and industrial groups have exhibited increased interest and demand for nutritional cheese products in response to an increasing consumer awareness of nutrition in general and cholesterol and fat intake in particular. In 1997, the Company has launched its lowfat products into selected supermarkets in the New York Metro area. The Company intends to seek to expand its retail presence in the coming months. The Company has implemented a marketing program utilizing trade news coverage, cooperative advertising, public relations, point of purchase promotion, trade advertising and promotions and direct mail campaigns to create visibility for and promote sales of the Company's nutritional products.



The Company believes that its proprietary processes can be applied to a wide variety of cheeses and, accordingly, plans to continue to develop new dairy related products that meet the increasing demand for healthier products that satisfy consumer taste and appearance expectations.









Nutritional Concerns



During the past twenty years, medical and dietary experts have been advocating a diet that is lower in saturated fat, cholesterol and sodium as a means of reducing the risk of heart disease and other health problems. The public's concern with dietary fat and cholesterol as related to health have increased significantly in the past several years. A national consumer survey conducted by the Calorie Control Council reveals that 81% of American adults consume low calorie, sugar free and/or reduced fat foods and beverages. The Food Marketing Institute reports that fat and sodium are consumers' chief dietary concerns.



The Company believes that as public awareness of health and nutrition continues to grow, consumers will increasingly choose foods made with low cholesterol and low fat ingredients. Accordingly, the Company believes that nutritional cheeses will continue to represent an increasingly larger share of total cheese sales as a result of their nutritional advantages over conventional cheeses.



Nutritional Cheese in the Food Service and Industrial Markets



Over two-thirds of all cheese manufactured in the United States is utilized by the food service and industrial segments. Although statistics on the usage of nutritional cheese by these segments is not available, it is commonly believed in the industry that sales of nutritional cheese to these segments are still quite small, but are beginning to grow.



The Company believes that nutritional cheese growth has been slower in the food service and industrial segments primarily due to the following three reasons:



  Historically, food service and industrial operators have been more conservative than retailers in adopting new products and ideas, and significant industry interest in nutritional cheeses has only become apparent in the last several years.



  Nutritional cheeses have lacked consumer taste appeal, and food service operators and food manufacturers consider most nutritional cheese products much more difficult to cook and prepare foods with than conventional cheeses.



  To the Company's knowledge, no cheese manufacturer has devoted significant financial and marketing resources to develop the food service and industrial segments for nutritional cheese products, and instead have emphasized marketing to the retail industry.



Despite the slower rate of adoption, there is increasing evidence that these segments are moving to introduce low fat food options.



Cheese consumption in general, and pizza consumption in particular, decline significantly among customers who categorize themselves as concerned with their diets. In addition, there is a significant reduction in the per capita volume consumption by consumers over age 50. (The Cheese Market, October 1995, Find/SVP, Inc.) As the "baby boomer" segment enters this age category, the Company expects that food manufacturers of all types will provide for their diet and nutritional needs. The Food Trends '95 Survey, sponsored by Thomas Food Industry Register & Find/SVP, Inc., reveals that a majority (52%) of restaurant patrons are more concerned about fat in their diet than anything else.



The industrial segment (comprised primarily of food processors) has been quicker than the food service segment to embrace low fat foods. Low fat products led all categories for new product introductions for the second year in a row and reached an all-time high in 1996 according to Prepared Foods' New Food Products Annual Survey. And there is likely to be even more new low fat foods introduced in the years ahead. The 1996 R&D Investment Survey conducted by Prepared Foods Magazine is the most comprehensive in the industry. The results of the survey identifying the top ten priorities-places development of reduced fat foods as the number one priority (for the second year in a row) among the 736 food manufacturing companies responding.



The Company believes that the food service and industrial segments will increasingly offer products made with nutritional cheese and cheese substitute products, and therefore the Company is continuing its marketing effort for its nutritional products in these segments.



Nutritional Cheese at Retail



The Company has recently entered the retail market with its all natural low fat / fat free cheese. The Company believes that a number of positive factors make entering this market segment attractive. First, the low fat cheese segment at retail has grown at double digit rates for the last several years and the publication, Business Trend Analyst, estimates that low fat / fat free cheese will continue to grow at retail at a rate of 20-30% per year for the next 3 years. Further, the low fat / fat free cheese segment is substantial and, at $1.2 billion, it accounts for nearly 20% of total retail cheese sales. (See Chart Below)



 	Supermarket Cheese Sales For the Year Ended Jan. 27, 1996



		VOLUME (MILLION LBS.) 	SALES (MILLION-$) 	% CHG. YEAR AGO/LBS.

% CHANGE YR. AGO/$ 	AVG. PRICE PER LB.

	 Total Cheese 	 1,984.6 	 $6,091.3 	 2.3% 	 4.0% 	 $3.07

	Reduced-Fat 	275.9 	 852.0 	2.2 	3.3 	 3.09

	Non-Fat / Fat-Free 	103.9 	394.9 	18.6 	19.7 	 3.80

	 Source:  NCI's Cheese Market Research Project with A.C.
Nielsen





The Company believes that its nutritional products have certain attributes that the leading low fat / fat free products lack. The Company's nutritional cheeses are 100% natural cheeses with no fillers or artificial additives. Many of the leading low fat / fat free brands are processed, substitute or imitation products. The Company believes its nutritional cheeses have more flavor and perform more like their traditional counterparts than the leading low fat / fat free brands. The Company's nutritional cheeses have distinctive packaging and are competitively priced.



The Company believes that these attributes will be attractive to many consumers. Although the Company believes it can establish a niche for its products in the retail segment, there can be no assurance that the trade or consumers will accept its products, or that any sales generated in this segment will prove profitable.



Products



The Company's products include the following:



Conventional Cheese Group:



Conventional Mozzarella. The Company's premium quality, all natural mozzarella cheese meets or exceeds all federal and industry standards for purity, freshness, taste, appearance and texture. During the fiscal years ended March 31, 1995, 1996 and 1997, conventional mozzarella cheese sales and blends accounted for approximately 90%, 88% and 90%, respectively, of the Company's sales.



Conventional Provolone. The Company's provolone is a premium quality, all natural cheese that meets or exceeds all federal and industry standards for purity, freshness, taste, appearance and texture. During the fiscal years ended March 31, 1995, 1996 and 1997, sales of conventional provolone accounted for approximately 6%, 6%, and 5%, respectively, of the Company's sales.



Conventional Feta. The Company's feta is a premium quality, all natural cheese that meets or exceeds all federal and industrial standards for purity, freshness, taste, appearance and texture. During the fiscal years ended March 31, 1995, 1996 and 1997, sales of feta accounted for less than 1% of the Company's sales in each of such periods.



Nutritional Products Group:



Mozzi-RITE. The Company manufactures a proprietary mozzarella-style cheese substitute made with 97% pasteurized skim milk and 3% canola and sunflower oils. Mozzi-RITE is all natural, cholesterol free and low in saturated fat and sodium.
A "substitute cheese" must be nutritionally equal or superior to its conventional counterpart, whereas "imitation cheese" (which the Company does not produce) is nutritionally inferior to conventional cheese. The Company believes that its Mozzi-RITE cheese substitute has the taste, mouth feel, texture, handling and cooking characteristics of conventional mozzarella. Mozzi-RITE differs from "conventional cheese" in that oils are used in its manufacture, whereas butterfat containing cholesterol and saturated fat is used in the manufacture of conventional cheese. To the Company's knowledge, there is currently no other all natural, cholesterol-free mozzarella-style cheese substitute on the market.



Tasty-Lite Cheese - Low Fat. This all natural mozzarella-style cheese is made from 100% pasteurized part-skim milk, and is low in fat, cholesterol and sodium and is higher in calcium than conventional mozzarella. This "real" cheese satisfies the Heart Association guidelines that recommend eating foods that derive 30% or less of their calories from fat.



Tasty-Lite Cheese - Fat Free. This all natural mozzarella cheese is made from 100% pasteurized skim milk, and contains no fat or cholesterol, is low in sodium and has reduced calories compared to conventional mozzarella. The Company is not aware of any other all natural, real mozzarella cheese available that is both fat and cholesterol free.



Tasty-Lite Cheese - Light. This all natural mozzarella cheese is made from 100% pasteurized part-skim milk and contains nearly 60% less fat than whole milk mozzarella, and 50% less fat than conventional part-skim mozzarella. This product is low in cholesterol and sodium. Its fat content, however, is greater than the Company's Tasty-Light Cheese - Low Fat nutritional product.



During the fiscal years ended March 31, 1995, 1996 and 1997, the Company's nutritional products accounted for approximately 2.5%, 3% and 2%, respectively, of the Company's total sales. While the Company's conventional cheeses are viewed as commodity items, the Company believes that its nutritional line should be viewed as "premium" products, which enables the Company to charge higher prices.



Proprietary Formulas and Processes; New Product Development



The Company's nutritional products are made using the Company's formulas and processes, which are believed to be proprietary. The formulas and processes for the Company's nutritional products were designed and developed by the Company's Chairman and the Vice Chairman specifically for these products. The rights to these formulas and processes have been assigned by such officers to the Company. These proprietary processes can be applied to a wide variety of cheeses, and the Company's future plans include developing other varieties of nutritional cheeses and products (e.g., provolone, ricotta, feta and cheddar). However, there can be no assurance that the Company will be successful in such development, or that if developed, such products will be accepted by the marketplace or prove profitable.



Production Facilities



The Company currently produces substantially all of its products at its manufacturing plant in Swanton, Vermont. The Swanton facility, located in Franklin County, Vermont's highest volume dairy producing area, operates 24 hours a day, 6 days a week and ships approximately 500,000 pounds of bulk product per week.
The plant currently has 57 full-time and 8 part-time employees. The Swanton facility is designated as an approved plant by the United States Department of Agriculture and is qualified to produce cheese for the armed forces and school lunch programs, which it has been doing since the facility was built in 1975. The Company has equipment for shredding, dicing, slicing, vacuum packaging, gas flush bag packaging, and labeling its products. The manufacturing equipment is of modern design and assembled in a flow through arrangement for labor saving operation. The production operation has been established in such a way that changes in cheese orders, whether size, specification, packaging, labeling or delivery dates, can be accomplished without significant effort or disruption of operations. Due to recent improvements, the Company's facility now has the capacity to produce approximately 600,000 pounds of bulk product per week. The Company believes that its facilities currently lack the capacity to fill all of the future demand if significant added sales are achieved, for which there can be no assurance. In the event additional capacity is required, the Company may either (a) contract out its excess production to, and/or rent plant time from, other manufacturers ("co-packing"), or (b) further expand its current plant facilities, subject to appropriate financing, for which it believes it has sufficient acreage and technical capabilities. However, there can be no assurance that co-packing arrangements can be effected, or, if effected, that such arrangements could be done in a timely manner and at a reasonable cost.



Quality Control



The Company is supplied with milk by the largest milk cooperative headquartered in Vermont. Quality control starts on the several local farms which produce the milk for the cooperative. The milk the Company receives is delivered directly from the farms on a regular and timely basis. The Company tests all milk received. Throughout the production process, the Company subjects its products to quality control inspection and testing in order to satisfy federal regulation, meet customer specifications and assure consistent product quality. The Company currently employs two persons qualified to perform the necessary testing as prescribed by the state, federal and the Company's quality standards and specifications. Such tests are performed at the Company's laboratory on-site. A sample of each product batch is tested promptly after manufacture and again before shipment for various characteristics, including taste, color, acidity, surface tension, melt, stretch and fat retention. On a frequent basis, random samples are sent to qualified independent labs to test for bacteria and other microorganisms. Federal and state regulation agencies also perform regular inspections of the Company's products and facilities.



Raw Materials



At present, there are adequate supplies of the raw materials, primarily milk, utilized by the Company in manufacturing its products and the Company expects such adequate supplies to continue to be available. The Company has milk supply contracts with several milk cooperatives and has been able to purchase as much milk as needed for its production. The cooperatives also ensure the Company a flexible mix of milk products, besides direct farm milk, such as extra milk, skim milk, condensed skim milk or dry milk powder. This flexibility is an advantage in cheese production. It enables the Company to switch from one milk product to another on short notice with no down time.



Markets and Customers



The Company's products are sold primarily to the food service segment of the cheese market. To a lesser extent, sales are made to the industrial and government segments of the cheese market. The Company has recently commenced to market its products to the retail segment, primarily to supermarkets in the Northeastern U.S.



The food service segment of the cheese market includes pizza chains and independent pizzerias, restaurants, recreational facilities, transportation hubs, business feeders, health care facilities, schools and other institutions, which utilize the Company's products as ingredients in preparing foods for on premise consumption. The Company sells its products to the food service segment of the cheese market through a network of 20 non-exclusive food brokers that sell to approximately 140 independent distributors that service the industry in over 27 states and Washington, D.C. The bulk of the Company's products distributed in the food service market are utilized by regional pizza chains and independent pizza shops. For the fiscal years ended March 31, 1995, 1996 and 1997, sales of the Company's products to the food service segment of the cheese market accounted for approximately 92.7%, 90.3% and 88.1%, respectively, of revenues. Virtually all of such sales were of the Company's conventional cheeses. In the year ended March 31, 1995, 1996 and 1997, one customer, Lisanti Foods, Inc., accounted for approximately 12%, 11%, and 14% of sales, respectively.



In the industrial segment of the cheese market, the Company sells its products to manufacturers for use as an ingredient in processed foods, such as frozen and refrigerated pizzas, a variety of Italian specialty convenience foods, and general frozen entrees and side dishes. The finished processed foods are then generally sold to retail supermarket and grocery accounts under various brand names. The majority of the Company's sales of its conventional cheeses and nutritional products to the industrial market are made directly by the Company's in-house sales staff. For the fiscal years ended March 31, 1995, 1996 and 1997, sales of the Company's products to the industrial segment of the cheese market accounted for approximately 4.9%, 9.0% and 9.6%, respectively, of revenues.



The government segment of the cheese market includes the military, school lunch program and the commodities price support program. For the fiscal years ended March 31, 1995, 1996 and 1997, sales of the Company's products to the government segment of the cheese market accounted for less than 1%, 1%, and less than 1%, respectively.



Sales to the retail segment have just been initiated as of March
31, 1997 and are still in the test market phases.



Sales and Marketing



The Company has developed and put in place a marketing program utilizing trade news coverage, cooperative advertising, public relations, point-of-purchase promotion (e.g. menu boards, posters and other stimuli), trade advertising and promotion and direct mail campaigns to create visibility for and promote sales of the Company's nutritional and traditional products. The Company is seeking to position its nutritional products as a premium line, but there can be no assurance that it will be successful in doing so.



Competition



The Company faces intense competition. The conventional cheese market is a commodity, price-sensitive industry, with numerous small local, medium-sized regional, and large national competitors. The Company competes with many established national manufacturers of conventional cheese, including Kraft, Inc., Borden, Inc., Polly-O Dairy Products Corporation and Sorrento Cheese Company Inc. There are also a number of national dairy cooperatives, including Dairymen's Creamery Association Inc., Agri-Mark and Mid-American Dairymen Inc. Many of these competitors have significantly greater financial and other resources than the Company.



The principal competition for the Company's nutritional products group include many of the same major competitors listed above in the conventional cheese industry, in addition to Sargento, Inc., Alpine Lace Brands, Inc. and Stella Foods, Inc.



To date, most of the nutritional cheese competitors have focused on developing the retail segment of the cheese market, and have not yet established significant sales in the food service and industrial segments with their nutritional cheeses. The Company may face competition from future expansion by companies in the cheese industry into products and markets competing more closely with those of the Company, especially if the Company's marketing programs succeed, as well as from future entrants into the cheese industry. In addition, existing competitors of the Company may intensify their marketing efforts.



The Company's nutritional products are positioned as premium products and are generally higher in price than certain similar competitive products. The Company believes that the principal competitive factors in the marketing of cheese products are quality, customer service, price and brand recognition. While the Company believes that its products compete favorably with respect to these factors and believes that its anticipated increased sales and marketing efforts will result in greater product recognition and market penetration for its existing and new products, there can be no assurance that the Company will be able to compete successfully, particularly with respect to its new products and its entry into new markets.



Trademarks and Patents



The Company owns the trademarks Lucille Farms, Mozzi-RITE, Real Italian Taste Experiencer, and Tasty-Lite Cheese for its products. The Company owns a registered trademark for Real Italian Taste Experiencer. In addition, the Company is currently pursuing trademark protection for a number of other potential names for existing and planned new products. The Company believes these trademarks are an important means of establishing consumer recognition for the Company and its products. However there can be no assurance as to the degree that these trademarks offer protection to the Company, or that the Company will have the financial resources to engage in litigation against any infringement of its trademarks, or as to the outcome of any litigation if commenced.



Although the Company believes its formulas, processes and technology for its nutritional products are proprietary, the Company has not sought and does not intend to seek patent protection for such technology. In not seeking patent protection, the Company is instead relying on the complexity of its technology, trade secrecy laws and employee confidentiality agreements. However, there can be no assurance that other companies will not acquire information which the Company considers to be proprietary or will not independently develop equivalent or superior products or technology and obtain patents or similar rights with respect thereto. Although the Company believes that its technology has been independently developed and does not infringe upon the patents of others, certain components of the Company's manufacturing processes could infringe existing or future patents, in which event the Company may be required to modify its processes or obtain a license. No assurance can be given that the Company will be able to do so in a timely manner or upon acceptable terms and conditions, and the failure to do either of the forgoing could have a material adverse effect on the Company.



Government Regulation



The dairy industry is subject to extensive federal, state and local government regulation, including the Food and Drug Administration ("FDA"), the United States Department of Agriculture, the State of Vermont Department of Agriculture and the Vermont Environmental Protection Agency, regarding the quality, purity, manufacturing, marketing, advertising, labeling and distribution of food products. The Company's plant is subject to regulation and inspection by these agencies and failure to comply with one or more regulatory requirements can result in fines and sanctions including the closing of all or a portion of the facility until the manufacturer is able to bring its operations or products into compliance.



Food products are also subject to "standard of identity" requirements mandated by both federal and state agencies to determine the permissible qualitative and quantitative ingredient content of foods. The Company believes that all its products meet the applicable FDA standards of identity and that the various products it labels as "no-cholesterol", "low-sodium", "low saturated fat", "fat free", "reduced calorie" and "source of calcium" meet the applicable FDA standards of identity for such designations.



The Company's manufacturing plant is believed to be operating in compliance with all regulations, and has all the necessary licenses, permits and approvals required to operate. The Company currently operates a facility for the purpose of pre-treating the waste water generated from the Company's manufacturing facility. The Company entered into an Agreement with the State of Vermont, to make significant improvements in its waste water facility. The improvements have been completed and the Company believes the facility is in compliance with all regulatory requirements.



Employees



The Company and its wholly-owned manufacturing subsidiary currently employ 64 full-time employees, five of which are executive officers of the Company. Of such employees, seven are in executive and administrative positions, 52 are in production and distribution, and five are in clerical positions. Of such employees, 57 are located at the Swanton, Vermont facility and seven are located at the Company's executive offices in Montville, New Jersey.



ITEM 2.	PROPERTIES



The Company's Swanton, Vermont manufacturing plant was constructed in 1975 in conjunction with the Target Area Development Corporation (a non-affiliated industrial development agency), which was to retain title to the plant during a fixed lease period expiring on December 31, 1999. Under such lease, the Company was obligated by Target Area Development Corporation to finance the cost of constructing the plant. On July 5, 1994 the Company exercised its right to purchase the premises for $1.00 plus the unamortized balance of said loans. A majority of the machinery and equipment located at the plant is also included under the above arrangement. The Swanton facility is one floor consisting of approximately 40,000 square feet.



The Company currently operates a facility for the purpose of pre-treating the waste water generated from the Company's manufacturing facility. The Company entered into an Agreement with the State of Vermont to make significant improvements in the waste water facility. The improvements have been completed and the Company believes the facility is in compliance with all regulatory requirements.



The Company's executive offices, consisting of approximately 1,900 square feet, are located in Montville, New Jersey. Approximately 1,000 square feet of such premises are leased from Messrs. Philip, Gennaro and Alfonso Falivene, officers, directors, and principal stockholders of the Company, all of whom own the office condominium unit. The Company currently pays Messrs. Falivene $1,200 per month rent for such premises, which is the fair market value for such space, pursuant to a four-year lease which expired on March 31, 1997. These premises are currently being leased on a month-to-month basis at $1,200 per month. The remainder of the Company's premises is occupied pursuant to a month-to-month sublease from Messrs. Philip, Gennaro and Alfonso Falivene pursuant to which the Company pays $750 per month rent.



ITEM 3.	LEGAL PROCEEDINGS



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



	On March 13, 1997 a settlement agreement and mutual release was entered into whereby the lawsuit was resolved. The Company's share of settlement costs amounting to $27,500 and substantially all of the legal costs in this action were covered by insurance.



	The Company is not a party to any material legal proceeding.



ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS



NOT APPLICABLEPART II



ITEM 5.	MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED

		STOCKHOLDER MATTERS



The Company's Common Stock has been traded on the National Association of Securities Dealers Automated Quotation System ("NASDAQ") under the symbol "LUCY". The following table sets forth the high and low bid quotations reported on NASDAQ for the Company's Common Stock for the periods indicated.



								High			Low



Year Ended March 31, 1997:



First Quarter							4-3/4			3-7/8

Second Quarter						4-1/2			4

Third Quarter							4			3-3/4

Fourth Quarter						3-3/4			2-1/4



Year Ended March 31, 1996:



First Quarter							4-1/8			3-1/2

Second Quarter						4-1/8			3-7/8

Third Quarter							4-1/8			4

Fourth Quarter						4			4





The above quotations represent prices between dealers, do not include retail mark-ups, markdowns or commissions and do not necessarily reflect actual transactions.



As of June 19, 1997 there were approximately 79 holders of record of Common Stock. Since many shares are registered in street name, the number of beneficial owners is considerably higher.



The Company has never paid cash dividends on its Common Stock. Payment of dividends, if any, will be within the discretion of the Company's Board of Directors and will depend, among other factors, on earnings, capital requirements and the operating and financial condition of the Company. At the present time, the Company's anticipated capital requirements are such that it intends to follow a policy of retaining earnings, if any, in order to finance its business.

ITEM 6.	SELECTED FINANCIAL DATA



The following tables summarize certain financial data which should be read in conjunction with the report of the Company's independent auditors and the more detailed financial statements and the notes thereto which appear elsewhere herein.



Statement of Operations Data (in thousands, except share and per share data) (1)



 	                Year ended March 31,

Ten Months Ended March 31,

 	1997  	1996  	1995  	1994  	1993(1)

Net Sales . . . . . . . . . . . . . . .  	$43,890 	$41,708

$35,159  	$32,131 	$24,360

Net income (loss)  . . . . . . . .   	(935) 	773  	(997) 	(178)

81

Net income (loss) per  share . . . . . . . . . . . . . . . . . .

 (.31) 	 .25  	 (.33) 	 (.08) 	 .05

Weighted average common    and common equivalent shares
outstanding . . . . . . . . . . .  	  3,005,513 	  3,052,500
3,052,500 	  2,138,438 	  1,615,000





	Balance Sheet Data (in thousands)



 	                                        March 31,


 	1997  	1996  	1995  	1994  	1993

Total assets . . . . . . . . . . . . .  	$13,330 	$12,773

$11,109 	$10,474 	$7,729

Long-term debt and capital  lease obligations . . . . . . . . .
	 2,150 	 1,902 	 1,880 	 630 	    827

Total liabilities . . . . . . . . . . .  	9,181 	7,564 	6,673

5,041 	6,628

Working capital  (deficiency) . . . . . . . . . . . .  	   713
2,345 	 1,842 	 3,318 	 (823)

Stockholders' equity . . . . . .    	4,149 	5,209 	4,436 	5,433

1,101





(1)	In March 1993, the Company changed its fiscal year end to
March 31.  Accordingly, information is presented for the ten
month period ended March 31, 1993.ITEM 7.	MANAGEMENT'S
DISCUSSION AND ANALYSIS OF FINANCIAL

		CONDITION AND RESULTS OF OPERATIONS



	Results of Operations



General



	The Company's conventional cheese products, which account for substantially all of the Company's sales, are commodity items.
The Company prices its conventional cheese products competitively with others in the industry, which pricing, since
May 1997, is referenced to the Chicago Mercantile Exchange (and was formerly referenced to the Wisconsin Block Cheddar Market).
The price the Company pays for fluid milk, a significant component of cost of goods sold, is not determined until the month after its cheese has been sold. While the Company generally can anticipate a change in the price of milk, it cannot anticipate the extent thereof. By virtue of the pricing structure for its cheese and the competitive nature of the marketplace, the Company cannot always pass along to the customer the changes in the cost of milk in the price of its conventional cheese. As a consequence thereof, the Company's gross profit margin for such cheese is subject to fluctuation, which fluctuation, however slight, can have a significant effect on profitability. The Company is unable to predict any future increase or decrease in the prices in the Chicago Mercantile
Exchange as such markets are subject to fluctuation based on factors and commodity markets outside of the control of the Company. Although the cost of fluid milk does tend to move correspondingly with the Chicago Mercantile Exchange, the extent of such movement and the timing thereof is also not predictable as it is subject to government control and support. As a result of these factors, the Company is unable to predict pricing trends. In the last half of the fiscal year ended March 31, 1997 there was a steep decline in the block cheddar market without a corresponding change in the cost of milk and other raw materials resulting in a significant decrease in gross profit margin and a significant negative effect on profitability.



Year ended March 31, 1997 compared to year ended March 31, 1996



	Sales for the year ended March 31, 1997 increased to $43,890,000 from $41,708,000 for the comparable period in 1996, an increase of $2,182,000 (or 5.2%). Approximately $2,764,000 (or 126.7%) of such increase was due to an increase in the average selling price for cheese. This was offset in part by a decrease in the number of pounds of cheese sold resulting in a decrease in sales of $582,000 (or 26.7%). The volume decrease was due to intense price competition in the commodity markets and excess availability of cheese in the last half of the fiscal year. The increase in average selling price was the result of extremely favorable Wisconsin Block Cheddar Market prices during the first half of the fiscal year, followed by, in the last half of the year, what the Company believes was a record decline in the Wisconsin Block Cheddar Market causing a decrease in unit pricing which resulted in a significant decrease in the unit selling price of cheese and the resulting loss of margins.



	Cost of sales and gross profit margin for the year ended March 31, 1997 were $42,181,000 (or 96.1% sales) and $1,709,000 (or
3.9% of sales), respectively, compared to a cost of sales and gross profit margin of $38,201,000 (or 91.6% of sales) and
$3,507,000 (or 8.4% of sales), respectively, for the comparable period in 1996.  The increase in cost of sales and corresponding decrease in gross profit margin for 1997 as a percentage of
sales is primarily due to an increase in the Company's cost of
raw materials as a percentage of selling price.   Labor and
overhead remained relatively constant during the period. The majority of the increase in the cost of sales and decrease in gross profit margin occurred in the quarters ended December 31, 1996 and March 31, 1997 where cost of sales and gross profit margin, as a percentage of sales, was 99.2% and .8% and 100.3% and (.3)%, respectively.



	Selling, general and administrative expenses for the year ended March 31, 1997 amounted to $2,301,000 (or 5.2% of sales) compared to $2,454,000 (or 5.9% of sales) for the comparable period in 1996, a decrease of $153,000 (or 6.2%). The decrease of selling, general and administrative expenses as a percentage of sales was due to cost containment efforts by the Company.



	Interest expense for the year ended March 31, 1997 amounted to $392,000 compared to $353,000 for the year ended March 31, 1996 an increase of $39,000. This increase is the result of increased borrowings due to the addition of new plant production equipment and higher revolving credit line usage in the year.



	The provision for income tax for the year ended March 31, 1997 of $10,000 and March 31, 1996 of $3,000 reflect the effect of increasing the valuation allowance by $302,000 in 1997 and reducing the valuation allowance by $295,000 in 1996 based upon the expected use of net operating loss carryforwards. Such amounts are re-evaluated each year based on the results of operations.



	The Company's net loss of $935,000 for the year ended March 31, 1997 represents a decrease of $1,708,000 from the net income of $773,000 for the comparable period in 1996. The primary factors contributing to these changes are discussed above.



	With respect to its gross profit margin, the Company has met with certain of its suppliers to address the pricing of fluid milk and the pricing formula considerations required to improve the Company's gross margins. As a result some limited price adjustments have been obtained. Furthermore, the selling price for the Company's nutritional line of cheeses is less dependent on the Wisconsin Block Cheddar Market, which dictates the Company's commodity cheese prices. With respect to its nutritional line of cheeses, the Company is continuing its efforts to increase sales of such products. To date sales of the nutritional cheeses have not been significant. The Company has now positioned itself to launch its nutritional products in selected retail markets. Management believes that significant sales will be achieved. However, there can be no assurances as to whether such sales can be achieved or maintained. Should the Company determine that it is not able to enter the nutritional market to the extent necessary to justify these expenses, the Company will reduce such expenditures.



Year ended March 31, 1996 compared to year ended March 31, 1995



	Sales for the year ended March 31, 1996 increased to $41,708,000 from $35,159,000 for the comparable period in 1995, an increase of $6,549,000 (or 18.6%). Approximately $4,360,000
(or 66.6%) of such increase was due to an increase in the number of pounds of cheese sold and approximately $2,189,000 (or 33.4%) of such increase was due to an increase in the average selling price for cheese. The volume increase was the result of the Company's competitive pricing in order to maintain optimum plant utilization and market share. The increase in average selling price was the result of favorable Wisconsin Block Cheddar Market prices, a different product mix (e.g. whole milk and part skim shredded, loaf and diced mozzarella - the price of each of which is referenced to the Wisconsin Block Cheddar Market) and customer mix during the comparative periods.



	Cost of sales and gross profit margin for the year ended March 31, 1996 was $38,201,000 (or 91.6% of sales) and $3,507,000 (or
8.4% of sales), respectively, compared to a cost of sales and gross profit margin of $33,502,000 (or 95.3% of sales) and $1,657,000 (or 4.7% of sales), respectively, for the comparable period in 1995. The decrease in cost of sales and corresponding increase in gross profit margin for 1996 (as a percent of sales) was primarily due to a decrease in the Company's cost of raw materials as a percentage of selling price and the application of fixed overhead to greater unit sales volume.



	Selling, general and administrative expenses for the year ended March 31, 1996 decreased to $2,454,000 (or 5.9% of sales) from
$2,636,000 (or 7.5% of sales) for the comparable period in 1995, a decrease of $182,000 (or 6.9%). This decrease was primarily as a result of planned reductions of advertising costs in the period.



	Interest expense for the year ended March 31, 1996 increased to $353,000 from $148,000, an increase of $205,000 over the comparable period. This increase is the result of increased borrowings due to the renovation of the Company's waste water facility and higher revolving credit line usage due to sales volume increases.



	The provision for income tax for the year ended March 31, 1996 of $3,000 and the benefit of $58,000 for the year ended March
31, 1995 reflect the effects of reducing the valuation allowance by $295,000 in 1996 and increasing the valuation allowance by $213,000 in 1995 based upon the expected use of net operating loss carryforwards. Such amounts are re-evaluated each year based on the results of operations.



	The Company's net income of $773,000 for the year ended March 31, 1996 represents an increase of $1,770,000 from the net loss of $997,000 for the comparable period in 1995. The primary factors contributing to these changes are discussed above.



Liquidity and Capital Resources



	At March 31, 1997 the Company had working capital of $713,000, as compared to working capital of $2,345,000 at March 31, 1996.
The Company has a $5,000,000 revolving bank line of credit available for working capital requirements, which line of credit was to expire on September 30, 1997 and has been extended to May
30, 1999. At March 31, 1997, $3,140,000 was outstanding under such revolving line of credit and $225,000 was available for additional borrowing at that time (based on the inventory and receivable formula). Advances under this facility are limited to 50% of inventory and 80% of receivables. The rate of interest on amounts borrowed against the revolving credit facility is prime plus 1%. A .25% annual unused line fee is also charged on this facility. The agreement contains various restrictive covenants the most significant of which relates to limitations on capital expenditures ($1,000,000 annually outside of those financed with the lender under its term loan facility).
This loan is cross collateralized with other loans from the lender and secured by substantially all of the Company's assets, including accounts receivable, inventory and equipment. The
Company intends to continue to utilize this line of credit as needed for operations.



	On June 17, 1994 the Company entered into an agreement with Chittenden Bank for a $2,000,000 five year term loan which requires monthly principal and interest payments based upon a ten year amortization, except that interest payments only were required to be made through December 1994. Interest was at the prime lending rate plus 1.25%. A major portion of the proceeds of the loan was used to complete the renovation of the Company's waste treatment facility in Vermont. The balance was used to refinance certain of its existing loans. The interest rate on this facility was reduced to prime plus 1% in June, 1996.



	In June, 1996 Chittenden Bank entered into a agreement with the Company to provide an additional term loan of up to $1,000,000 for the financing of equipment and capital improvements.
Interest is at the prime lending rate plus 1%. At March 31, 1997, $174,000 was outstanding and $826,000 is available for future capital acquisitions through September, 1998.



	During the year ended March 31, 1996 the Company entered into an agreement pursuant to which a supplier agreed to provide an equipment loan to be converted to a term note in the amount of $500,000 upon completion of additional borrowings. The $500,000 loan, secured by equipment, was fully funded and beginning
November 1, 1996, 84 monthly payments including interest at 6% commenced.



	The Company's major source of external working capital financing has been and is currently the revolving line of credit. For the foreseeable future the Company believes that its current working capital and its existing lines of credit will continue to represent the Company's major source of working capital financing besides income generated from operations.



	For the year ended March 31, 1997 cash used by operating activities was $1,057,000. In addition, to the loss from operations, increases in inventories of $1,155,000 and prepaid expenses and other assets, of $10,000 used cash. Cash was also used by a decrease in accrued expenses of $74,000 and a decrease in accounts payable of $331,000 in the period. Decreases in accounts receivable of $1,088,000 provided cash.



	Net cash used by investing activities was $1,105,000 for the year ended March 31, 1997. Purchases of property, plant and equipment utilizing cash amounted to $1,295,000 during the period. A decrease in deposits on equipment amounting to $171,000 and proceeds from repayment of officers loans amounting to $19,000 provided cash.



	Net cash provided by financing activities was $1,887,000 in the period. Proceeds from the revolving credit loan in the amount of $1,751,000 and $456,000 of additional long-term borrowings provided cash. Repayment of long-term debt obligations in the amount of $195,000 and the purchase of treasury stock at a cost of $125,000 utilized cash in the period.



	The Company estimates that based upon its current plans, its resources, including revenues from operations and utilization of its existing credit lines, will be sufficient to meet its anticipated needs for at least 12 months.



ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA



Follow on next page













Shareholders

Lucille Farms, Inc.

  and Subsidiaries



Independent Auditors' Report



We have audited the accompanying consolidated balance sheet of Lucille Farms, Inc. and Subsidiaries as of March 31, 1997 and 1996 and the related consolidated statements of operations, stockholders' equity and cash flows for the years ended March 31, 1997, 1996 and 1995. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.



We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by the management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.



In our opinion, the aforementioned consolidated financial statements present fairly, in all material respects, the financial position of Lucille Farms, Inc. and Subsidiaries as at March 31, 1997 and 1996, and the results of their operations and their cash flows for the years ended March 31, 1997, 1996 and 1995 in conformity with generally accepted accounting principles.









				CITRIN COOPERMAN & COMPANY, LLP



June 10, 1997

New York, New YorkLUCILLE FARMS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEET

AS AT MARCH 31,	ASSETS 	 	 1997 	 	 1996

Current Assets :

	Cash and cash equivalents 	 	$1,422,000 	 	$1,697,000

	Accounts receivable, net of allowances of   $57,000 in 1997 and
$35,000 in 1996 	 	2,999,000 	 	4,109,000

	Inventories 	 	2,704,000 	 	1,549,000

	Deferred income taxes 	 	37,000 	 	37,000

	Prepaid expenses and other current assets 	 	104,000 	 	147,000

	     Total Current Assets 	 	7,266,000 	 	7,539,000

Property, Plant and Equipment, Net 	 	 	5,322,000 	 	4,365,000

Other Assets:

	Due from officers 	 	176,000 	 	195,000

	Deferred income taxes 	 	441,000 	 	431,000

	Deposits on Equipment 	 	9,000 	 	180,000

	Other 	 	116,000 	 	63,000

	     Total Other Assets 	 	742,000 	 	869,000

	     TOTAL ASSETS 	 	$13,330,000 	 	$12,773,000



LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities :

 	Accounts payable 	 	$2,954,000 	 	$3,285,000

 	Revolving credit loan 	 	3,140,000 	 	1,389,000

 	Current portion of long-term debt 	 	240,000 	 	227,000

 	Accrued expenses 	 	219,000 	 	293,000

 	     Total Current Liabilities 	 	6,553,000 	 	5,194,000

Long-Term Liabilities:

 	Long-term debt 	 	2,150,000 	 	1,902,000

 	Deferred income taxes 	 	478,000 	 	468,000

 	     Total Long-Term Liabilities 	 	2,628,000 	 	2,370,000

 	     TOTAL LIABILITIES 	 	9,181,000 	 	7,564,000

Stockholders' Equity:

 	Common stock - $.001 par value, 10,000,000

 	   shares authorized, 3,052,500 shares in 1997

 	   and in 1996 issued  	 	3,000 	 	3,000

 	Additional paid-in capital 	 	4,512,000 	 	4,512,000

 	Retained (deficit) earnings 	 	(241,000) 	 	694,000

 	 	 	4,274,000 	 	5,209,000

 	Less:  50,000 shares treasury stock at cost 	 	(125,000)

 	     Total Stockholders' Equity 	 	4,149,000 	 	5,209,000

 	     TOTAL LIABILITIES AND

 	        STOCKHOLDERS' EQUITY 	 	$13,330,000 	 	$12,773,000







See accompanying notes to consolidated financial statements.







LUCILLE FARMS, INC. AND SUBSIDIARIES



CONSOLIDATED STATEMENT OF OPERATIONS



FOR THE YEARS ENDED MARCH 31,



  	 1997 		 1996 		 1995

Sales 	$43,890,000 		$41,708,000 		$35,159,000



Cost of Sales 	42,181,000 		38,201,000 		33,502,000



Gross Profit 	1,709,000 		3,507,000 		1,657,000



Other Expense (Income):

  Selling 	1,648,000 		1,810,000 		1,970,000

  General and administration 	653,000 		644,000 		666,000

  Interest income 	(59,000) 		(76,000) 		(72,000)

  Interest expense 	392,000 		353,000 		148,000



Total Other Expense (Income) 	2,634,000 		2,731,000 		2,712,000



(Loss) Income before income taxes 	(925,000) 		776,000

	(1,055,000)

Benefit (Provision) for income taxes 	(10,000) 		(3,000)

	58,000



Net (Loss) Income 	$(935,000) 		$773,000 		$(997,000)



Net (Loss) Income per share 	 $(.31) 		 $.25  		 $(.33)

 Weighted average shares    outstanding used to compute    Net
(Loss) Income per share

	3,005,513 		3,052,500 		3,052,500















See accompanying notes to consolidated financial statements.









LUCILLE FARMS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

FOR THE YEARS ENDED MARCH 31, 1997, 1996 AND 1995





	Common Stock 	 	 		Additional Paid In 	 	Retained Earnings

	Treasury Stock

	Shares 	 	Amount 		Capital 	 	 (Deficit) 		Shares 	 	Amount

Total

Balance

  March 31,   1994 	3,052,500 		$3,000 		$4,512,000 		$918,000

			$ 		$5,433,000



Net loss 	 		 		 		(997,000) 		 		 		(997,000)



Balance

  March 31,   1995 	3,052,500 		3,000 		4,512,000 		(79,000)

			 		4,436,000



Net income 	 		 		 		773,000 		 		 		773,000



Balance

  March 31,   1996 	3,052,500 		3,000 		4,512,000 		694,000

	 		5,209,000



Net loss 	 		 		 		(935,000) 		 		 		(935,000)



Purchase of

  50,000 shares

  of treasury

  stock  	 		 		 		 		50,000 		(125,000) 		(125,000)



Balance

  March 31,

  1997 	3,052,500 		$3,000 		$4,512,000 		$(241,000) 		50,000

	$(125,000) 		$4,149,000













See accompanying notes to consolidated financial statements.LUCILLE FARMS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CASH FLOWS

FOR THE YEARS ENDED MARCH 31,



	1997 		1996 		1995

Cash Flows From Operating Activities:

  Net (loss) income 	$(935,000) 		$773,000 		$(997,000)

Adjustments to reconcile net (loss) income to net cash (used by) provided by operating activities:

  Depreciation and amortization 	338,000 	 	290,000 	 	260,000

  Provision for doubtful accounts 	22,000 	 	(30,000) 	 	30,000

  Deferred income taxes 	 	 	 	 	(58,000)

(Increase) decrease in assets:

  Accounts receivable 	1,088,000 	 	(1,212,000) 	 	(1,000)

  Inventories 	(1,155,000) 	 	105,000 	 	301,000

  Prepaid expenses and other current assets 	43,000 	 	17,000

(13,000)

  Other assets 	(53,000) 	 	(8,000) 	 	(19,000)

Increase (decrease) in liabilities:

  Accounts payable 	(331,000) 	 	536,000 	 	(144,000)

  Accrued expenses 	(74,000) 	 	54,000 	 	(104,000)

Net cash (used by) provided by opearting activities 	(1,057,000)

 	525,000 	 	(745,000)

 Cash Flow From Investing Activities:

  Investment in U.S. Treasury Bills 	 	 	474,000 	 	989,000

  Proceeds from repayment of officers' loans 	19,000

  Purchase of property, plant and equipment 	(1,295,000)

(390,000) 	 	(1,911,000)

  Deposits on equipment 	171,000 	 	(180,000)

Net cash (used by) Investing Activities 	(1,105,000) 	0

(96,000) 	 	(922,000)

 Cash Flow From Financing Activities:

  Proceeds from revolving credit loan-net 	1,751,000 	 	307,000

 	485,000

  Proceeds from long-term debt and notes 	456,000 	 	249,000

2,102,000

  Principal payments of long-term debt and notes 	(195,000)

(238,000) 	 	(545,000)

  Principal payments of capital leases 	 	 	 	 	(200,000)

  Purchase of 50,000 shares of Treasury Stock  	(125,000)



Net cash provided by financing activities     	1,887,000

318,000 	 	1,842,000

Net (decrease) increase in cash 	(275,000) 	 	747,000 	 	175,000

Cash and Cash Equivalents - Beginning 	1,697,000 	 	950,000

775,000

Cash and Cash Equivalents - Ending 	$1,422,000 		$1,697,000

	$950,000

 SUPPLEMENTAL DISCLOSURES OF CASH FLOWS INFORMATION: Cash paid during the period for:

  Interest 	$356,000 		$351,000 		$146,000

  Income taxes 	10,000 		2,000 		2,000







See accompanying notes to consolidated financial statements.



LUCILLE FARMS, INC. AND SUBSIDIARIES



NOTES TO CONSOLIDATED FINANCIAL STATEMENTS





NOTE 1   -  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES



Business Activity



Lucille Farms, Inc. and Subsidiaries ("the Company") is engaged in the manufacture and marketing of a variety of cheese products which are sold primarily to retailers through independent distributors.



Use of Estimates



The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.



Basis of Presentation



The consolidated financial statements include the accounts of Lucille Farms, Inc. and its wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated.



Statement of Cash Flows



For purposes of the consolidated statement of cash flows, the Company considers temporary investments with a maturity of three months or less to be cash equivalents.



Inventories



Inventories are stated at the lower of cost or market determined on a first-in, first-out method of accounting.



Property, Plant and Equipment



Property, plant and equipment are stated at cost. Depreciation and amortization is being provided on a straight-line basis over the estimated useful lives of the assets as follows:

		Plant					35 years

		Equipment				3-10 years



Income Taxes



The Company provides for deferred income taxes resulting from temporary differences in reporting certain income and expense items (principally depreciation) for income tax and financial reporting purposes. Income tax benefits from operating loss and investment tax credit carryforwards are recognized to the extent available less a valuation allowance if it is more likely than not that some portion of the deferred tax asset will not be realized.



Earnings Per Share



Earnings per share includes, as weighted average shares outstanding, a recapitalization in May 1993 whereby each share of common stock was changed into 975 shares of common stock and a .5384615 for 1 stock split in the form of a dividend paid on June 1, 1993 (Note 12) and a .0766667 for 1 stock dividend paid on October 12, 1993 (Note 12). Stock warrants were not used in the computation as the effect on net income (loss) per share was anti-dilutive or was not material.



Impairment of Long-Lived Assets and Long-Lived Assets to be
Disposed of



The Company adopted the provisions of Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of," as of April 1, 1996. The Statement requires that long-lived assets and certain identifiable intangibles be reviewed for impairments whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Adoption of this Statement did not have an impact on the Company's financial position or results of operations.



Accounting for Stock-Based Compensation



Effective April 1, 1996, the Company adopted the fair value disclosure requirement of SFAS No. 123, "Accounting for Stock-Based Compensation." As permitted by SFAS No. 123, the
Company did not change the method of accounting for its employee stock compensation plans. See Note 14 for the fair value disclosures required under SFAS No. 123.



NOTE 2  -  ACCOUNTS RECEIVABLE



The Company has entered into a revolving credit facility with a bank whereby it has pledged all of its accounts receivable as collateral (Note 6).



NOTE 3  -  INVENTORIES



Inventories consist of the following:

	March 31, 1997 		March 31, 1996

Finished goods 	$1,564,000 		$567,000

Raw materials 	763,000 		656,000

Supplies and packaging 	377,000 		326,000

	$2,704,000 		$1,549,000





Inventories are pledged as collateral under a revolving credit facility with a bank (Note 6).















NOTE 4  -  PROPERTY, PLANT AND EQUIPMENT



Property, plant and equipment consists of the following:



	March 31, 1997 		March 31, 1996

Land 	$25,000 		$25,000

Plant 	3,859,000 		3,795,000

Equipment 	5,564,000 		4,333,000

	9,448,000 		8,153,000

Less:  accumulated depreciation and amortization 	4,126,000

	3,788,000

	$5,322,000 		$4,365,000





Included in property, plant and equipment is capitalized interest of $74,000, $67,000, and $67,000 at March 31, 1997,
1996 and 1995, respectively. Interest capitalized was $7,000 for the year ended March 31, 1997 and $40,000 for the year ended
March 31, 1995.



NOTE 5  -  DUE FROM OFFICERS



Amounts due from officers reflect advances and loans which effective June 1, 1992 are represented by promissory notes bearing interest at 9% per annum. Interest is payable beginning on June 1, 1994 and annually thereafter, with the principal due on June 1, 2000. $15,000, $18,000 and $18,000 was included in operations as interest income for the years ended March 31, 1997, 1996 and 1995, respectively.



NOTE 6  -  REVOLVING CREDIT LOAN



The Company has available a $5,000,000 revolving credit facility. The rate of interest on amounts borrowed against the revolving credit facility is based upon the New York prime rate plus 1% in 1997 (9.5% at March 31, 1997) and prime plus 1 1/4% in 1996 (9.5% at March 31, 1996). The facility, which was to expire on September 1, 1997, was renewed until May 30, 1999. Advances under this facility are limited to 50% of inventory (with a cap on inventory borrowings of $1,000,000) and 80% of receivables as defined in the agreement. The commitment contains various restrictive covenants the most significant of which relates to limitations on capital expenditures ($1,000,000 annually outside of those financed with the lender under its term loan facility). In addition, the Company was required to generate an increase in its dollar amount of net worth annually. This covenant was waived by the bank for fiscal year ended March 31, 1997.



This loan is cross collateralized with other loans from the bank and is secured by substantially all of the Company's assets.NOTE
7  -  LONG-TERM DEBT



Long-term debt consists of the following:

 	March 31, 1997 		March 31, 1996

Term loan with a bank dated December 1, 1994, secured by real estate, payable monthly at $26,305 including interest at 1 point over the bank's prime rate adjusted periodically through
December 1, 1999 when the unpaid balance is due. 	   $1,703,000

	   $1,844,000

Equipment loan with a bank dated June 13, 1996 to be converted to a term loan upon completion of additional borrowings through September 1998, at which time the outstanding balance is to be repaid over 60 consecutive months with interest at prime plus
1%.   	   174,000

Term loan with an equipment supplier dated April 14, 1994
secured by equipment for $56,000 payable monthly at $1,142
including interest at 8.25% through April 1999. 	  26,000
37,000

Term loan with a supplier in the amount of $500,000 secured by equipment.  Monthly payments at $7,304 including interest at 6%
commenced November 1, 1996 for a period of 84 months. 	  476,000

	  229,000

Insurance premium financing secured February 3, 1997 for $14,000
payable monthly at $1,624 including interest at 10.5%. 	 11,000



Insurance premium financing secured February 3, 1996 for $24,000 payable monthly at $2,724 including interest at 8.91%.
           		        19,000

 	2,390,000 		2,129,000

Less:  current portion 	240,000 		227,000

TOTAL 	$2,150,000 		$1,902,000





As of March 31, 1997 long-term debt matures as follows:



 1998 	$240,000

 1999 	267,000

 2000 	1,477,000

 2001 	108,000

 2002 	112,000

 2003 and thereafter 	186,000

 	$2,390,000





Virtually all of the Company's property, plant and equipment are pledged as collateral for these obligations.



On April 30, 1996 the Bank entered into a commitment with the Company to provide an additional term loan of up to $1,000,000 for the financing of equipment and capital improvements. At
March 31, 1997, $174,000 was outstanding.



NOTE 8  -  INCOME TAXES



Temporary differences and carryforwards which give rise to deferred tax assets and liabilities are as follows:

	March 31, 1997 				March 31, 1996

	Deferred Tax Asset 		Deferred Tax Liability 	 	Deferred Tax
Asset 		Deferred Tax Liability

Depreciation 	 		$478,000 		 		$468,000

Provision for doubtful accounts 	$22,000 				$13,000

Reserve for compensated absences 	15,000 				24,000

Investment tax credit carryforwards 	125,000 				191,000

Operating loss carryforwards 	665,000 				289,000

Contribution carryforwards 	2,000

	829,000 		478,000 		517,000 		468,000

Valuation Allowance 	(351,000) 		 		(49,000)

Total Deferred Tax 	$478,000 		$478,000 		$468,000 		$468,000





The net change in the valuation allowance for the periods presented were as follows:



	March 31,

	 1997 	 	 1996 	 	 1995

Valuation allowance increase (decrease) 	$302,000 	 	$(295,000)

 	$213,000

 The provision (benefit) for income taxes is as  follows:

	March 31,

	 1997 	 	 1996 	 	 1995

Current:

   Federal

   State 	$10,000 	 	$3,000 	 	$2,000

Deferred:

   Federal 					-54,000

   State 					-6,000

Total 	$10,000 		$3,000 		$(58,000)





The provision (benefit) for income taxes is different than the amount computed using the United States Federal Statutory income tax rate for the reasons set forth below:



	March 31,

	 1997 	 	 1996 	 	 1995

Expected tax at U.S. Statutory Rate 	(34.0)% 	 	34.0% 	 	(34.0)%

State and local income taxes 	(4.2)  	 	4.4  	 	(3.3)

Valuation allowance for operating loss

carryforwards not expected to be used

(released). 	37.1 	 	(38.0) 	 	31.8

	1.1% 	 	.4% 	 	(5.5)%













Operating loss carryforwards and investment tax credit carryforwards totaled approximately $1,751,000 and $125,000, respectively, as of March 31, 1997 and expire on March 31, of the following years:

Net Operating Loss 				Investment Tax Credit

2010  		$823,000 		1998  		$16,000

2012  		928,000 		1999  		21,000

Total 		$1,751,000 		2000  		13,000

		 		2001  		75,000

				Total 		$125,000





NOTE 9  -  LEASE COMMITMENTS



The Company leases automobiles for two of its officers under lease arrangements classified as operating leases. The leases expire in January 1998 and in November 1999. Rent expense was approximately $13,000 for each of the years ended March 31, 1997, 1996 and 1995.



Future minimum payments under the leases are approximately
$20,000 as at March 31, 1997.



On December 20, 1994 the Company began leasing waste water purification equipment under leasing arrangements classified as an operating lease. The monthly lease payments are $3,870 for a period of 60 months. Leasing expense was $46,000 for the years ended March 31, 1997 and 1996 and $12,000 for the year ended March 31, 1995 . Future minimum payments under the lease are approximately $129,000 as at March 31, 1997. As per the agreement, the Company has the option to purchase the equipment for approximately $44,000 at the end of 50 months or fair market value as determined by independent appraisal at termination of lease.



NOTE 10  -  SIGNIFICANT MATTERS



The Company currently operates a facility for the purpose of pre-treating the waste water generated from the Company's manufacturing facility. After being cited by state environmental authorities for excess discharge of effluents (waste by-products), on March 15, 1990, the Company entered into an Assurance of Discontinuance with the State of Vermont. The Company agreed to make certain improvements in the waste water facility as a result of the various proceedings with the State of Vermont. The improvements were completed in 1995 as required and the Company believes the facility is now in compliance with all regulatory requirements.



NOTE 11  -  RELATED PARTY TRANSACTIONS



The Company leases space for its executive offices at approximately $1,200 per month from three of its officers under a lease which expired on March 31, 1997. Rent expense was approximately $14,000 for each of the years ended March 31, 1997, 1996 and 1995. These premises are currently being leased on a month to month basis at $1,200 per month.



The Company also leases an additional 900 square feet for $750 monthly on a month to month basis. These premises are owned by three of its officers. This space is primarily used for the Company's marketing operations. Rent expense was $9,000 for each of the years ended March 31, 1997, 1996 and 1995.



NOTE 12  -  STOCKHOLDER'S EQUITY



In May 1993, the Board of Directors of the Company adopted a resolution authorizing the issue of 250,000 shares of Preferred Stock, par value $.001 per share. Such preferred stock may be issued in series, the terms of which will be determined by the Company's Board of Directors without action by stockholders and may include dividend and liquidation preferences to common stock, voting rights, redemption and sinking fund provisions and conversion rights. No shares have been issued at March 31, 1997.



The Company recapitalized its common stock in May 1993 by issuing 975 shares of common stock $.001 par value for each share of common stock, no par value, previously outstanding pursuant to which 1,000 shares of common stock were changed into 975,000 shares of common stock. On June 1, 1993 a .5384615 for 1 stock split in the form of a dividend was paid for each share of common stock outstanding. On October 12, 1993 a .0766667 for 1 stock dividend was paid for each share of common stock outstanding. All 1997 and prior share and per share information has been adjusted to give effect to these transactions.



On November 9, 1993, the Company consummated an underwritten initial public offering of 1,250,000 units, consisting of 1,250,000 shares of common stock and 1,250,000 redeemable common stock purchase warrants. On December 27, 1993, the exercise of the Underwriter's over-allotment option was consummated and an additional 187,500 shares of common stock and 187,500 redeemable common stock purchase warrants were issued in connection with the initial public offering. Net proceeds to the Company were $4,510,000. Each Warrant entitles the holder to purchase one share of common stock at an exercise price of $5.00 at any time commencing from the completion of the offering until November 1, 1996, thirty-six months from the date of the prospectus. The Company has extended the warrants until November 1, 1997.
During the exercise period the warrants are subject to redemption at $.05 per warrant on 30 days' written notice if the closing bid price of the common stock as reported by NASDAQ (or a National Securities Exchange or the National Quotation Bureau of the NASD Bulletin Board, as the case may be) is at least $7.50 per share (or 150% of the exercise price of the warrant in the event there is a reduction in the exercise price of the warrant) on each day during the 20 consecutive trading days ending three days preceding the date of the written notice of redemption. The exercise price of the warrants is subject to adjustment under certain circumstances.



NOTE 13  -  SIGNIFICANT CUSTOMERS



In the year ended March 31, 1997, one customer accounted for approximately 14% of sales.



In the year ended March 31, 1996, one customer accounted for approximately 11% of sales.



In the year ended March 31, 1995, one customer accounted for approximately 12% of sales.



NOTE 14  -  OTHER EVENTS



a.	Employment Agreements



	In April 1993, the Company entered into four year employment agreements to be effective upon the closing of the public offering with its three principal officers and three other newly employed individuals pursuant to which the three officers each shall be paid salaries







	of $100,000, $100,000 and $90,000 per annum, respectively, and the other three individuals shall be paid salaries of $110,000, $88,000 and $85,000 per annum, respectively. Such salaries are to increase each year to the extent of any cost-of living increases based on the Consumer Price Index for the immediately preceding year. In December of 1995 the agreement with the individual earning $110,000 was terminated. Effective April 1, 1997 all employment agreements expired and the officers continue employment at the salaries applicable in the final year of their agreements.



b.	1993 Stock Option Plan



	On April 1, 1993 the Company adopted its 1993 Stock Option Plan. An aggregate of 200,000 shares of Common Stock has been reserved for issuance upon exercise of options which may be granted from time to time in accordance with the plan. Options may be granted to employees, including officers, directors, consultants and advisors. Options shall be designated as either Incentive Stock Options or Non-Incentive Stock Options,
Incentive Options being issued at a purchase price of not less than 100% (110% in case of optionees who own more than 10% of the voting power of all classes of stock of the Company) of fair market value of the Common Stock on the date the option is granted. In April 1995, options to purchase 10,000 shares were granted to each of two employees pursuant to the stock option plan at an exercisable price of $3.625. The options shall expire on April 4, 2000. In May 1996, options to purchase
50,000 shares were granted to a newly hired employee pursuant to the stock option plan at an exercisable price of $4.00. These options will vest and be exercisable ratably over a five year period beginning one year from date of employment. The options are subject to approval by the Board of Directors and expire upon plan termination. The plan terminates on April 1, 2003.



	The per share fair value of stock options granted during the years ended March 31, 1997 and 1996 was $1.64 and $1.05, respectively, on the date of grant using the Black Scholes option-pricing model with the following assumptions:



	March 31, 1997 	 	March 31, 1996

Expected dividend yield 	-0-% 		-0-%

Risk free interest rate 	6.5% 	 	6%

Expected stock volatility 	20.1% 	 	15.2%

Expected option life 	7 years 	 	5 years





	The Company applies AFB Opinion No. 25 in accounting for its Plan and, accordingly, no compensation costs has been recognized in the financial statements for its stock options which have an exercise price equal to the fair value of the stock on the date of the grant. Had the Company determined compensation cost based on the fair value at the grant date for its stock options under SFAS No. 123, the Company's net income would have been reduced to the pro forma amounts indicated below:







		Year Ended March 31, 1997 	  	 	Year Ended March 31, 1996

Net income (loss):

	As reported . . . . . . . . . . . . .  	$ 	(935,000) 		$

773,000

	Pro forma . . . . . . . . . . . . . . . 	$ 	(951,000) 		$

752,000

Net earnings (loss) per share:

	As reported . . . . . . . . . . . . .  	$ 	(.31) 		$ 	.25

	Pro forma . . . . . . . . . . . . . . . 	$ 	(.32) 		$ 	.25





	Pro forma net income reflects only options granted during the years ended March 31, 1997 and 1996. Therefore, the full impact of calculating compensation cost for stock options under SFAS
No. 123 is not reflected in the pro forma net income amounts presented above because compensation cost is reflected over one option's vesting period of 5 years.



c.	Purchase of Treasury Stock



	In April of 1996 the Company purchased 50,000 share of its common stock for cash at a total cost of $125,000 from one of its former officers.



NOTE 15  -  FAIR VALUE AND CREDIT RISK



The Company provides credit to customers on an unsecured basis after evaluating customer credit worthiness. Since the Company sells to a broad range of customers with a wide geographical dispersion, concentrations of credit risk are limited. In addition, the Company provides a reserve for bad debts for accounts receivable which are potentially uncollectable.



The Company maintains cash accounts with several major financial institutions. At March 31, 1997 approximately $637,000 of the
Company's cash was in excess of FDIC insured limits.



The Company considers the fair value of all financial instruments to be not materially different from their carrying value at year end.



NOTE 16  -  SUBSEQUENT EVENTS



On June 2, 1997, the Board of Directors declared a dividend distribution of one preferred share purchase right on each outstanding share of common stock. The rights will be exercisable only if a person or group acquires 20% or more of the Company's common stock or announces a tender offer the consummation of which would result in ownership by a person or group of 20% or more of the common stock. Each right will entitle stockholders to buy one one-hundredth of a share of a new series of preferred stock at an exercise price of $8.00.
In the event of an acquisition, merger, or other business combination transaction after a person has acquired 20% or more of the Company's outstanding common stock, each right will entitle its holder to purchase, at the right's then-current exercise price, a number of the acquiring company's common shares having a market value of twice such price. In addition, if a person or group acquires 20% or more of the Company's outstanding common stock, each right will entitle its holder (other than such person or members of such group) to purchase, at the right's then-current exercise price, a number of the Company's common shares having a market value of twice such price. Following the acquisition by a person or group of beneficial ownership of 20% or more of the Company's common stock and prior to an acquisition of 50% or more of the common stock, the Board of Directors may exchange the rights (other than rights owned by such person or group), in whole or in part, at an exchange ratio of one share of common stock (or approximately one one-hundredth of a share of the new series of junior participating preferred stock) per right.
Prior to the acquisition by a person or group of beneficial ownership of 20% or more of the Company's common stock, the rights are redeemable for one tenth of one cent per right at the option of the Board of Directors.



In June 1997, the Company received a non-binding offer by Suprema Specialties, Inc. to purchase all of its shares at $2.50 per share in cash. The offer is subject to the preparation and execution of a mutually satisfactory acquisition agreement. The Company's Board of Directors will meet in the future to consider the offer.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON

		ACCOUNTING AND FINANCIAL DISCLOSURE



NOT APPLICABLE





PART III





ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT



	The directors and officers of the Company as of June 19, 1997 are as follows:



Name 	Age 	Present Office or Position

Philip Falivene 	79 	Chairman of the Board of Directors and
Executive Vice President-Manufacturing

Gennaro Falivene 	67 	Vice Chairman of the Board of Directors
and Executive Vice President-Quality Control

Alfonso Falivene 	55 	Director, President and Chief Executive
Officer

David McCarty 	41 	Vice President-Marketing and Sales

Stephen M. Katz 	62 	Director, Vice President-Finance and
Administration, Chief Financial Officer and Secretary

Howard S. Breslow 	57 	Director





Officers serve at the discretion of the Board of Directors and are elected at the annual meeting of the Board of Directors. Directors are elected at the annual meeting of stockholders for a term of one year. The Company's Certificate of Incorporation provides that no director shall be personally liable to the Company or its stockholders for monetary damages for breach of fiduciary duty except for: (a) any breach of the duty of loyalty; (b) acts or omissions not in good faith or which involve intentional misconduct or a knowing violation of law;
(c) improper distributions to stockholders or loans to officers or directors; or (d) any transactions from which a director derives an improper personal benefit. The Company currently maintains insurance to indemnify directors and officers.



Mr. Philip Falivene is a founder of the Company and has been a director of the Company since inception in 1976. He served as President of the Company from the date of its incorporation until April 1993 when he was appointed Chairman of the Board and Executive Vice President-Manufacturing.



Mr. Gennaro Falivene is a founder of the Company and has been a director of the Company since inception in 1976. He served as Vice President and Treasurer of the Company from inception until April 1993 when he was appointed Vice Chairman of the Board and Executive Vice President-Quality Control.



Mr. Alfonso Falivene is a founder of the Company and has been a director of the Company since inception in 1976. He served as Vice President and Secretary of the Company until April 1993 when he was appointed President and Chief Executive Officer.



Mr. David McCarty has been Vice President-Marketing and Sales of the Company since April 1993. From July 1991 to March 1993, Mr. McCarty was the Vice President of Braff & Company, Inc., a New York, New York based marketing and public relations firm which specializes in consumer products, particularly in the food industry. Braff & Company, Inc. has represented a broad range of clients, including The Dannon Company, Kraft General Foods and The Seagram Beverage Company and has played an integral role in the start-up, launch and promotion of such products as The Dove Bar and Micro Magic Foods. From February 1990 to July 1991, Mr. McCarty was the New York area Manager for Good Humor, a division of Thomas J. Lipton, where he established a new distribution network, created a sales promotion program and aided in reversing a sales decline and increasing sales. From August 1986 to February 1990, Mr. McCarty was the Director of Marketing of Braff & Company, Inc. From 1982 to 1986, Mr. McCarty was the Director of Marketing (1985 and 1986) and National Sales Manager (1982-1985) for Ginseng VP Corp., a "New Age" beverage corporation.



Mr. Stephen M. Katz has been a director of the Company, its Vice President-Finance and Administration and Chief Financial Officer and Secretary since April 1993. Mr. Katz is a partner in the certified public accounting firm of Drogin & Katz, a position he has held since 1970. Drogin & Katz was the Company's accounting firm from 1973 to March 1993. Mr. Katz is a certified public accountant licensed in New York and Florida.



Mr. Howard S. Breslow has been a director of the Company since April 1993. He has been a practicing attorney in New York for more than 25 years and has been a member of the law firm of Breslow & Walker, New York, New York for more than 20 years, which firm is counsel to the Company. Mr. Breslow currently serves as a director of Cryomedical Sciences, Inc., a publicly-held company engaged in the research, development and sale of products for use in low temperature medicine, Vikonics, Inc., a publicly-held company engaged in the design and sale of computer-based security systems, FIND/SVP, Inc., a publicly-held company engaged in the development and marketing of business information services and products, and Excel Technology, Inc., a publicly-held company engaged in the development and sale of laser products.



Philip Falivene and Gennaro Falivene are brothers. Philip Falivene is also the father of Alfonso Falivene. No other family relationship exists between any director or executive officer and any other director or executive officer of the Company.



The Company has agreed, for a five year period terminating November 1998, if so requested by Royce Investment Group, Inc., the underwriter of the Company's initial public offering ("Royce"), to nominate and use its best efforts to elect a designee of Royce as a director of the Company or, at Royce's option, as a non-voting advisor to the Company's Board of Directors (which person may be an affiliate of Royce). Royce has not yet exercised its right to designate such a person.



The Company is not aware of any late filings of, or failure to file, the reports required by Section 16(a) of the Securities Exchange Act of 1934, as amended except as follows: Mr. McCarty filed one late Form 4 relating to the sale of 500 shares of common stock and 500 common stock purchase warrants. Mr. Katz
filed one late Form 4 relating to a gift disposition.   Messrs.
Philip Falivene, Gennaro Falivene and Alfonso Falivene have each filed three late Form 4's with respect to certain gift dispositions.



ITEM 11.	EXECUTIVE COMPENSATION



The following table sets forth certain information regarding compensation paid by the Company during each of the Company's last three fiscal years to the Company's Chief Executive Officer and to each of the Company's executive officers who received salary, bonus and other compensation payments in excess of $100,000 during the year ended March 31, 1997. None of such persons owns, or ever has been granted, stock options options of the Company.



SUMMARY COMPENSATION TABLE

 	 	Annual Compensation

Name and Principal     Positions     	Fiscal    Year    	 Salary

 Bonus 	Other Annual  Compensation (1)

Alfonso Falivene   President and Chief   Executive Officer

1997 1996 1995 	$112,700   103,800   103,800 	- - - 	$8,000
8,000   8,000

Gennaro Falivene   Executive Vice   President - Quality Control

1996 1995 1994  	 100,000  103,800   93,700  	- - - 	- - -









(1)	Represents automobile allowances and/or automobile lease
payments for the benefit of such employee.



	The Company currently does not compensate its directors for their services in such capacity.



Employment Agreements



Effective April 1, 1997, there are no employment agreements in effect.



Compensation Committee Interlocks and Insider Participation



During the year ended March 31, 1997, Messrs. Alfonso, Gennaro and Philip Falivene, and Stephen Katz were each officers of the Company as well as directors of the Company who participated in deliberations of the Company's Board of Directors concerning executive officer compensation. Reference is made to Item 13 "Certain Relationships and Related Transactions".





ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS

		AND MANAGEMENT.



PRINCIPAL STOCKHOLDERS



	The following table, as of June 19, 1997, sets forth certain information concerning each stockholder known by the Company to be the beneficial owner of more than 5% of the Company's outstanding Common Stock, each director of the Company, the named executive officers set forth in the table in Item 11, and all executive officers and directors of the Company as a group. Unless expressly indicated otherwise, each stockholder exercises sole voting and investment power with respect to the shares beneficially owned.



 Name and Address Beneficial Owner 	Amount and Nature of
Beneficial      Ownership      	 Percent    of Class

Philip Falivene Box 125 Swanton, VT  05488 	319,917 	10.7%

Gennaro Falivene Box 125 Swanton, VT  05488 	327,417 	10.9%

Alfonso Falivene (1) 150 River Rd., P.O. Box 517 Montville, NJ
07045 	364,917 	12.2%

Stephen Katz (2) 150 River Rd., P.O. Box 517 Montville, NJ
07045 	85,750 	2.9%

BWM Investments c/o Howard S. Breslow 14 Parkwood Lane Dix
Hills, NY  11746 	242,249 	8.1%

Howard S. Breslow 14 Parkwood Lane Dix Hills, NY  11746 	242,249
(3) 	8.1%

David McCarty 150 River Rd., P.O. Box 517 Montville, NJ  07045

81,750 (4) 	2.7%

All officers and directors as a group 	1,422,000 (5) 	47.4%





(1)	Includes for purposes of this table 7,500 shares owned by
Mr. Falivene's wife and 20,000 shares owned by one of his children.



(2)	Includes for purposes of this table 40,000 shares owned by
Mr. Katz's wife.



(3)	Represents all of the shares owned by BWM Investments, a
partnership of which Howard S. Breslow, a director of the Company, is a partner.



(4)	Includes 500 shares issuable under Common Stock Purchase
Warrants.



ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS



At March 31, 1996, Messrs. Alfonso Falivene, Philip Falivene and Gennaro Falivene each was indebted to the Company in the amount of $65,000. At March 31, 1997, Messrs. Alfonso Falivene, Philip Falivene and Gennaro Falivene each was indebted to the Company in the amount of $46,000, $42,000 and $42,000, respectively. Such indebtedness is represented by promissory notes, dated as of June 1, 1992, the principal amount of which notes are payable in full on June 1, 2000. The notes bear interest at the rate of 9% per annum, which interest is payable annually commencing June 1, 1994.



The Company leases a portion of its Montville, New Jersey offices from Messrs. Alfonso Falivene, Philip Falivene and Gennaro Falivene, the joint owners of the office condominium unit. During the fiscal years ended March 31, 1995, 1996 and 1997, the Company paid approximately $14,000, $14,000 and $14,000, respectively, towards the rental of such offices. The Company currently pays $1,200 per month rent for such premises on a month-to-month basis. The Company also leases an additional 900 adjacent square feet for $750 monthly on a month-to-month basis. These premises are also owned by Messrs. Alfonso Falivene, Philip Falivene and Gennaro Falivene. This space is primarily used for marketing operations. Rent expense for this space was $9,000, $9,000 and $9,000, respectively, for the years ended March 31, 1995, 1996 and 1997.



The Company is the owner and beneficiary of life insurance policies on the lives of Messrs. Falivene, each in the amount of $300,000. In the event of the death of any such insured, the Company has agreed to utilize the proceeds of such policy to purchase shares of Common Stock from the deceased's estate at the market value of such shares on the date of death.



PART IV





ITEM 14.	EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES, AND REPORTS

		ON FORM 10-K



(a)	The following documents are filed as part of this report:



	1.	Consolidated Financial Statements (included in Part II, Item
8):



		Independent Auditors' Report



		Consolidated Balance Sheet as at March 31, 1997 and March 31,
1996



		Consolidated Statement of Operations for the years ended March 31, 1997, March 31, 1996 and March 31, 1995



		Consolidated Statement of Stockholders' Equity for the years ended March 31, 1997, March 31, 1996 and March 31, 1995



		Consolidated Statement of Cash Flows for the years ended March 31, 1997, March 31, 1996 and March 31, 1995



		Notes to Consolidated Financial Statements



	2.	Consolidated Financial Statement Schedules (included in Part
II, Item 8)*



	3.	Exhibits included herein:



		See Index to Exhibits for exhibits filed as part of this Form 10-K annual report.



(b)	Reports on Form 8-K



		None



__________________________

*	Financial statement schedules are omitted because they are
either not applicable or not required, or because the information sought is included in the Consolidated Financial
Statements or the Notes thereto.



INDEX TO EXHIBITS



Exhibit Number 	 	Document

3.1 	 	Restated Certificate of Incorporation of the  Company (1)

3.2 	 	By-Laws of the Company, as amended (1)

4.1 	 	Specimen Common Stock Certificate (1)

4.2 	 	Specimen Redeemable Common Stock Purchase  Warrant
Certificate (1)

4.3 	 	Underwriter's Unit Purchase Warrant (1)

4.4 	 	Form of Warrant Agreement (1)

10.1 	 	1993 Stock Option Plan (1)

10.2 	 	Whey Supply Agreement between Lucille Farm  Products,
Inc. (A/K/A Lucille Farms of Vermont,  Inc.) and Vermont Whey
Company, dated February  3, 1994(2)

10.3  	 	Loan facility with Chittenden Bank, including
Commitment Letter, dated April 30, 1996, Loan Agreement, dated June 13, 1996, and Promissory Notes (2) dated June 13, 1996, relating to short term working capital facility and capital expenditures line of credit (3) and amendment thereto dated June 11, 1997

21 	 	List of subsidiaries of the Company (1)

23            	 	Consent of Citrin Cooperman & Company, LLP






_______________________________



(1)	Incorporated by reference to the Company's Registration
Statement on Form S-1, File

	No. 33-64868.



(2)	Incorporated by reference to the Company's Annual Report on
Form 10-K for the fiscal year ended March 31, 1994.



(3)	Incorporated by reference to the Company's Annual Report on
Form 10-K for the fiscal year ended March 31, 1996.



SIGNATURES



	PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED
THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED,
THEREUNTO DULY AUTHORIZED.

						LUCILLE FARMS, INC.





						By:___/s/ Alfonso Falivene____

						     Alfonso Falivene, President

						     (Principal Executive Officer)





						By:___/s/ Stephen Katz_______

						     Stephen Katz, Vice President-
Finance and Administration (Principal

						     Financial and Accounting Officer)

Date:	June 25, 1997



	PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS
ON BEHALF OF THE REGISTRANT AND IN THE CAPACITIES AND ON THE
DATES INDICATED.



Signature						Title				Date





_/s/Philip Falivene__       ____			Director		June 25, 1997

Philip Falivene





 /s/Gennaro Falivene________			Director		June 25, 1997

Gennaro Falivene





 /s/Alfonso Falivene             __			Director		June 25, 1997

Alfonso Falivene





 /s/Stephen M. Katz_     _____			Director		June 25, 1997

Stephen M. Katz





 /s/Howard S. Breslow  ______			Director		June 25, 1997

Howard S. Breslow

SIGNATURES



	PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED
THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED,
THEREUNTO DULY AUTHORIZED.

						LUCILLE FARMS, INC.





						By:___________________________

						     Alfonso Falivene, President

						     (Principal Executive Officer)





						By:___________________________

						     Stephen Katz, Vice President-
Finance and Administration (Principal

						     Financial and Accounting Officer)

Date:	June __, 1997



	PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS
ON BEHALF OF THE REGISTRANT AND IN THE CAPACITIES AND ON THE
DATES INDICATED.



Signature						Title				Date





_________________________			Director		June ___, 1997

Philip Falivene





_________________________			Director		June ___, 1997

Gennaro Falivene





_________________________			Director		June ___, 1997

Alfonso Falivene





_________________________			Director		June ___, 1997

Stephen M. Katz





_________________________			Director		June ___, 1997

Howard S. Breslow