Form 10-Q
period 1997-06-30
LUCILLE FARMS INC
filed 1997-08-07
CIK 908179

SECURITIES AND EXCHANGE COMMISSION



WASHINGTON, D.C.  20549





FORM 10-Q





	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934







For the Quarterly Period Ended:  June 30, 1997

Commission File Number 1-12506







               LUCILLE FARMS, INC.

(Exact Name of Registrant as Specified in its Charter)





   Delaware   							13-2963923

(State or other Jurisdiction				(I.R.S. Employer Identification
No.)

  of Incorporation)



150 River Road, P.O. Box 517

Montville, New Jersey           					     07045

(Address of Principal Executive Offices)			(Zip Code)





 (201)  334-6030  (Registrant's Telephone Number, Including Area
Code)





N/A	Former name, former address and former fiscal year, if
changed since last report.





Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months
(or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.	YES       X      	NO






The number of shares of Registrant's common stock, par value
$.001 per share, outstanding as of August 1, 1997 was:
3,002,500.



The number of Registrant's Common Stock Purchase Warrants
outstanding as of July 31, 1997 was:  1,437,500.
Item 1.	Financial Statements



LUCILLE FARMS, INC.



CONSOLIDATED BALANCE SHEET



ASSETS





  	JUNE 30, 1997 	 		MARCH 31, 1997

CURRENT ASSETS  	(unaudited) 	(unaudited)

Cash and cash equivalents 		$1,079,000 			$1,422,000

Accounts receivable, net of allowances of $57,000 at June 30,
1997 and $57,000 at March 31, 1997 		2,918,000 			2,999,000

Inventories 		2,594,000 			2,704,000

Deferred income taxes 		37,000 			37,000

Prepaid expenses and other current assets 		124,000 			104,000

    Total Current Assets              		6,752,000 			7,266,000



PROPERTY, PLANT AND EQUIPMENT, NET 		5,347,000 			5,322,000

  OTHER ASSETS:

Due from officers 		176,000 			176,000

Deferred income taxes 		441,000 			441,000

Deposits on Equipment 					9,000

Other 		126,000 			116,000

     Total Other Assets 		743,000 			742,000

     TOTAL ASSETS 		$12,842,000 			$13,330,000









See notes to consolidated financial statements
LUCILLE FARMS, INC.



CONSOLIDATED BALANCE SHEET



LIABILITIES AND STOCKHOLDERS' EQUITY



 	JUNE 30, 1997 	 		MARCH 31, 1997

CURRENT LIABILITIES  	(unaudited) 	(unaudited)

Accounts payable 		$3,232,000 			$2,954,000

Revolving credit loan 		2,996,000 			3,140,000

Current portion of long-term debt  		240,000 			240,000

Accrued expenses 		194,000 			219,000

    Total Current Liabilities              		6,662,000
			6,553,000



LONG-TERM LIABILITIES:

Long-term debt  		2,094,000 			2,150,000

Deferred income taxes 		478,000 	 		478,000

     Total Long-term Liabilities 		2,572,000 			2,628,000

     TOTAL LIABILITIES  		9,234,000 			9,181,000

STOCKHOLDERS' EQUITY:

Common stock - $.001 par value, 10,000,000 shares authorized,
3,052,500 shares issued 		3,000 			3,000

Additional paid-in capital   		4,512,000 			4,512,000

Retained earnings 		(782,000) 			(241,000)

		3,733,000 			4,274,000

Less:  50,000 shares treasury stock at cost 		(125,000)
			(125,000)

     Total Stockholders' Equity 		3,608,000 			4,149,000



     TOTAL LIABILITIES AND       STOCKHOLDERS' EQUITY
	$12,842,000 			$13,330,000











See notes to consolidated financial statements

LUCILLE FARMS, INC.



CONSOLIDATED STATEMENT OF OPERATIONS



(UNAUDITED)







	Three Months Ended June 30,

	 1997 		 1996

SALES  	$8,375,000 		$11,195,000

COST OF SALES 	8,341,000 		10,316,000

GROSS PROFIT 	34,000 		879,000

OTHER EXPENSE (INCOME):

  Selling 	379,000 		422,000

  General and administrative 	119,000 		157,000

  Gain on sale of equipment 	(19,000)

  Interest income 	(10,000) 		(17,000)

  Interest expense 	104,000 		77,000

TOTAL OTHER EXPENSE (INCOME)              	573,000 		639,000

(LOSS) INCOME BEFORE INCOME TAXES 	(539,000) 		240,000

(Provision) for income taxes 	(2,000) 		(80,000)

NET (LOSS) INCOME  	$(541,000) 		$160,000

NET (LOSS) INCOME PER SHARE 	 $(.18)  		 $.05

WEIGHTED AVERAGE SHARES OUTSTANDING USED TO COMPUTE  NET INCOME
PER SHARE

	3,002,500 		3,013,500















See notes to consolidated financial statements

LUCILLE FARMS, INC.



CONSOLIDATED STATEMENT OF CASH FLOWS



(UNAUDITED)



Three Months Ended June 30,

  	1997 		1996

CASH FLOWS FROM OPERATING ACTIVITIES:

NET (LOSS) INCOME 	$(541,000) 		$160,000

Adjustments to reconcile net (loss) income to net cash provided by (used by) operating activities:

     Depreciation and amortization 	80,000 		75,000

     Deferred income taxes 	 		80,000

     (Increase) decrease in assets:

     Accounts receivable 	81,000 		(78,000)

     Inventories 	110,000 		(976,000)

     Prepaid expenses and other current assets 	(20,000)
		12,000

     Other assets 	(1,000) 		161,000

     Increase (decrease) in liabilities:

     Accounts payable 	278,000 		(264,000)

     Accrued expenses 	(25,000) 		(39,000)

     Net Cash (Used by) Operating Activities 	(38,000)
		(869,000)

CASH FLOW FROM INVESTING ACTIVITIES:

Purchase of Treasury Stock 	 		(125,000)

Purchase of property, plant and equipment 	(105,000) 		(587,000)

     Net Cash (Used by) Investing Activities 	(105,000)
		(712,000)

CASH FLOW FROM FINANCING ACTIVITIES:

(Payments of) proceeds from revolving credit loan-net 	(144,000)
		840,000

(Payments of) proceeds from long-term debt and notes 	(56,000)
		136,000

     Net Cash (Used by) Provided by Financing Activities
	(200,000) 		976,000

NET (DECREASE) IN CASH AND CASH EQUIVALENTS 	(343,000)
		(605,000)

CASH  AND CASH EQUIVALENTS - BEGINNING 	1,422,000 		1,697,000

CASH  AND CASH EQUIVALENTS - ENDING 	$1,079,000 		$1,092,000











See notes to consolidated financial statements
LUCILLE FARMS, INC.



NOTES TO CONSOLIDATED FINANCIAL STATEMENTS





1.	The Consolidated Balance Sheet as of June 30, 1997, the
Consolidated Statement of Operations for the three month periods ended June 30, 1997 and 1996 and the Consolidated Statement of Cash Flows for the three month periods ended June 30, 1997 and 1996 have been prepared by the Company without audit. In the opinion of management, the accompanying consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the financial position of Lucille Farms, Inc. as of June 30, 1997, the results of its operations for the three months ended June 30, 1997 and 1996 and the changes in its cash position for the three months ended June 30, 1997 and 1996.



	Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"), although the Company believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these financial statements be read in conjunction with the year-end financial statements and notes thereto for the fiscal year ended March 31, 1997 included in the Company's Annual Report on Form 10-K as filed with the SEC.



	The accounting policies followed by the Company are set forth in the notes to the Company's consolidated financial statements as set forth in its Annual Report on Form 10-K as filed with the SEC.



2.	The results of operations for the three months ended June 30,
1997 are not necessarily indicative of the results to be expected for the entire fiscal year.



3.	Inventories are summarized as follows:



					June 30, 1997		March 31, 1997

	Finished goods			$  1,469,000		$  1,564,000

	Raw materials			       774,000		      763,000

	Supplies and Packaging	       351,000		      377,000

					$  2,594,000		$ 2,704,000



4.	Income per share of common stock was computed by dividing net income by the weighted average number of common shares outstanding during the period.

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL

		CONDITION AND RESULTS OF OPERATIONS





General



	The Company's conventional cheese products, which account for substantially all of the Company's sales, are commodity items.
The Company prices its conventional cheese products competitively with others in the industry, which pricing, since
May 1997, is referenced to the Chicago Mercantile Exchange (and was formerly referenced to the Wisconsin Block Cheddar Market).
The price the Company pays for fluid milk, a significant component of cost of goods sold, is not determined until the month after its cheese has been sold. While the Company generally can anticipate a change in the price of milk, it cannot anticipate the extent thereof. By virtue of the pricing structure for its cheese and the competitive nature of the marketplace, the Company cannot always pass along to the customer the changes in the cost of milk in the price of its conventional cheese. As a consequence thereof, the Company's gross profit margin for such cheese is subject to fluctuation, which fluctuation, however slight, can have a significant effect on profitability. The Company is unable to predict any future increase or decrease in the prices in the Chicago Mercantile
Exchange as such markets are subject to fluctuation based on factors and commodity markets outside of the control of the Company. Although the cost of fluid milk does tend to move correspondingly with the Chicago Mercantile Exchange, the extent of such movement and the timing thereof is also not predictable as it is subject to government control and support. As a result of these factors, the Company is unable to predict pricing trends. In the last half of the fiscal year ended March 31, 1997 there was a steep decline in the block cheddar market without a corresponding change in the cost of milk and other raw materials resulting in a significant decrease in gross profit margin and a significant negative effect on profitability. This effect continued throughout the quarter ended June 30, 1997.



Three months ended June 30, 1997 compared to three months ended
June 30, 1996



	Sales for the three months ended June 30, 1997 decreased to $8,375,000 from $11,195,000 for the comparable period in 1996, a decrease of $2,820,000 (or 25.2%). Approximately $1,070,000 (or
37.9%) of such increase was due to a decrease in the number of pounds of cheese sold and approximately $1,750,000 (or 62.1%) of such decrease was due to a decrease in the average selling price for cheese. The volume decrease was due to intense competition in the commodity markets and excess availability of cheese in the period. The decrease in average selling price was the result of unfavorable Block Cheddar Market prices resulting in low unit selling price per pound of cheese - the price of which is referenced to the Chicago Mercantile Exchange.



	Cost of sales and gross profit margin for the three months ended June 30, 1997 was $8,341,000 (or 99.6% of sales) and
$34,000 (or 0.4% of sales), respectively, compared to a cost of sales and gross profit margin of $10,316,000 (or 92.1% of sales) and $879,000 (or 7.9% of sales), respectively, for the comparable period in 1996. The increase in cost of sales and corresponding decrease in gross profit margin for 1997 (as a percent of sales) was primarily due to an increase in the Company's cost of raw materials as a percentage of selling price and the application of fixed overhead to lower unit sales volume.



	Selling, general and administrative expenses for the three months ended June 30, 1997 amounted to $498,000 (or 5.9% of sales) compared to $579,000 (or 5.2% of sales) for the comparable period in 1996. The decrease of selling, general and administrative expenses was due to cost containment efforts by the Company.



	Interest expense for the three months ended June 30, 1997 amounted to $104,000 compared to $77,000 for the three months ended June 30, 1996. This increase is the result of increased borrowings due to the addition of new plant production equipment and higher revolving credit line usage.



	The 1997 provision for income taxes of $2,000, resulted primarily from state tax at statutory rates. The provision for income tax for the three months ended June 30, 1996 of $80,000 reflects the effects of reducing the valuation allowance by $12,000 and providing for taxes at statutory rates on period income. Such amounts are re-evaluated each quarter based on the results of operations.



	The Company's net loss of $541,000 for the three months ended June 30, 1997 represents a decrease of $701,000 from the net income of $160,000 for the comparable period in 1996. The primary factors contributing to these changes are discussed above.



Liquidity and Capital Resources



	At June 30, 1997 the Company had working capital of $90,000, as compared to working capital of $713,000 at March 31, 1997. The
Company has a $5,000,000 revolving bank line of credit available for working capital requirements, which line of credit was to expire on September 30, 1997 and has been extended to May 30, 1999. At June 30, 1997, $2,996,000 was outstanding under such revolving line of credit and $178,000 was available for additional borrowing at that time (based on the inventory and receivable formula). Advances under this facility are limited to 50% of inventory and 80% of receivables. The rate of interest on amounts borrowed against the revolving credit facility is prime plus 1%. A .25% annual unused line fee is also charged on this facility. The agreement contains various restrictive covenants the most significant of which relates to limitations on capital expenditures ($1,000,000 annually outside of those financed with the lender under its term loan facility).
 This loan is cross collateralized with other loans from the lender and secured by substantially all of the Company's assets, including accounts receivable, inventory and equipment. The
Company intends to continue to utilize this line of credit as needed for operations.



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



	In June, 1996 Chittenden Bank entered into a agreement with the Company to provide an additional term loan of up to $1,000,000 for the financing of equipment and capital improvements.
Interest is at the prime lending rate plus 1%. At June 30, 1997, $174,000 was outstanding and $826,000 is available for future capital acquisitions through September, 1998.



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



	For the three months ended June 30, 1997 cash used by operating activities was $38,000. In addition, to the loss from operations, increases in prepaid expenses and other assets, of $21,000 used cash. Cash was also used by a decrease in accrued expenses of $25,000. Decreases in accounts receivable of $81,000 and an increase in accounts payable of $278,000 provided cash. A decrease in inventories of $110,000 also provided cash.



	Net cash used by investing activities was $105,000 for the three months ended June 30, 1997 which represented purchases of property, plant and equipment.



	Net cash used by financing activities was $200,000 for the three months ended June 30, 1997. Net Payments on the revolving credit loan in the amount of $144,000 and repayment of long-term debt obligations in the amount of $56,000 utilized cash in the period.



	The Company estimates that based upon its current plans, its resources, including revenues from operations and utilization of its existing credit lines, will be sufficient to meet its anticipated needs for at least 12 months

















PART II - OTHER INFORMATION





Item 6.		Exhibits and Reports on Form 8-K



(b)	There were no reports on Form 8-K filed during the three
months ended June 30, 1997

SIGNATURES





	Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





July 31, 1997



						Lucille Farms, Inc.

						  (Registrant)







						By:   /s/ Alfonso Falivene

							Alfonso Falivene,

							President (Duly Authorized Officer)









						By:   /s/ Stephen M. Katz

							Stephen M. Katz,

							Vice President-Finance

							    and Administration

							(Principal Financial Officer)
SIGNATURES





	Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





July 31, 1997



						Lucille Farms, Inc.

						  (Registrant)







						By:

							Alfonso Falivene,

							President (Duly Authorized Officer)









						By:

							Stephen M. Katz,

							Vice President-Finance

							    and Administration

							(Principal Financial Officer)