Form 10-Q
period 1997-09-30
LUCILLE FARMS INC
filed 1997-11-14
CIK 908179

<Body Text>SECURITIES AND EXCHANGE COMMISSION
<Body Text>
<Body Text>WASHINGTON, D.C.  20549
<Body Text>
<Body Text>
<Body Text>FORM 10-Q
<Body Text>
<Body Text>
<Body Text>	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
<Body Text>
<Body Text>
<Body Text>
<Body Text>For the Quarterly Period Ended:  September 30, 1997
<Body Text>Commission File Number 1-12506
<Body Text>
<Body Text>
<Body Text>
<Body Text>               LUCILLE FARMS, INC.
<Body Text>(Exact Name of Registrant as Specified in its Charter)
<Body Text>
<Body Text>
<Body Text>   Delaware   							13-2963923
<Body Text>(State or other Jurisdiction				(I.R.S. Employer Identification No.)
<Body Text>  of Incorporation)
<Body Text>
<Body Text>150 River Road, P.O. Box 517
<Body Text>Montville, New Jersey           					     07045
<Body Text>(Address of Principal Executive Offices)				(Zip Code)
<Body Text>
<Body Text>
<Body Text>(Registrant's Telephone Number, Including Area Code)(201 334-6030
<Body Text>
<Body Text>
<Body Text>Former name, former address and former fiscal year,
if changed since last report.      N/A
<Body Text>
<Body Text>
<Body Text>Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities
Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has
been subject to such filing requirements for the past 90 days.	YES  X  	NO

<Body Text>
<Body Text>
<Body Text>The number of shares of Registrant's common stock, par value $.001 per share, outstanding as of November 3, 1997 was:  3,002,500.
<Body Text>
Body Text

<Body Text>Item 1.	Financial Statements
<Body Text>
<Body Text>LUCILLE FARMS, INC.
<Body Text>
<Body Text>CONSOLIDATED BALANCE SHEET
<Body Text>
<Body Text>ASSETS
<Body Text>
<Body Text>							<Table Text> <Table Text> 	SEPTEMBER 30, 1997
MARCH 31, 1997
<Table Text>CURRENT ASSETS: <Table Text> 	(unaudited) 	(unaudited)
<Table Text>Cash and cash equivalents 		587,000 	587 		$1,422,000
<Table Text>Accounts receivable, net of allowances of $57,000 at
 September 30, 1997
 and $57,000 at <Table Text>March 31, 1997 		3,220,000
		2,999,000
<Table Text>Inventories 		2,143,000 			2,704,000
<Table Text>Deferred income taxes <Table Text> 		37,000 			37,000
<Table Text>Prepaid expenses and other current assets 		98,000 			104,000
<Table Text>    Total Current Assets <Table Text> <Table Text> <Table Text>
<Table Text> <Table Text> <Table Text> <Table Text> <Table Text> <Table Text>
<Table Text> <Table Text> <Table Text> <Table Text> 		6,085,000 			7,266,000

<Table Text>PROPERTY, PLANT AND EQUIPMENT, NET 		5,389,000 			5,322,000
<Table Text> <Table Text> <Table Text>OTHER ASSETS:
<Table Text>Due from officers 		166,000 			176,000
<Table Text>Deferred income taxes 		441,000 			441,000
<Table Text>Deposits on Equipment 					9,000
<Table Text>Other 		132,000 			116,000
<Table Text>     Total Other Assets 		739,000 			742,000
<Table Text>     TOTAL ASSETS 		  $12,213,000 			$13,330,000

<Body Text>
<Body Text>
<Body Text>
<Body Text>See notes to consolidated financial statements
<Body Text>LUCILLE
FARMS, INC.
<Body Text>
<Body Text>CONSOLIDATED BALANCE SHEET
<Body Text>
<Body Text>LIABILITIES AND STOCKHOLDERS' EQUITY
<Body Text>
<Body Text><Table Text> 	SEPTEMBER 30, 1997 	 		     MARCH 31, 1997 1997
<Table Text>CURRENT LIABILITIES: <Table Text> 	(unaudited) 	(unaudited)
<Table Text>Accounts payable 		$3,356,000 			$2,954,000
<Table Text>Revolving credit loan 		 			3,140,000
<Table Text>Current portion of long-term debt  		230,000 			240,000
<Table Text>Accrued expenses 		145,000 			219,000
<Table Text>    Total Current Liabilities <Table Text> <Table Text>
<Table Text> <Table Text> <Table Text> <Table Text> <Table Text> <Table Text>
<Table Text> <Table Text> <Table Text> <Table Text> <Table Text> 		3,731,000
	6,553,000
<Table Text>LONG TERM LIABILITIES:

<Table Text>Revolving credit loan 		2,800,000
<Table Text>Long-term debt <Table Text> 		2,039,000 			$2,150,000
<Table Text>Deferred income taxes 		478,000 	 		478,000
<Table Text>     Total Long-term Liabilities 		5,317,000 			2,628,000
<Table Text>     TOTAL LIABILITIES <Table Text> 		9,048,000 			9,181,000
<Table Text>STOCKHOLDERS' EQUITY:
<Table Text>Common stock - $.001 par value, 10,000,000 shares authorized,
3,052,500 shares issued 		3,000 			3,000
<Table Text>Additional paid-in capital <Table Text> <Table Text> 		4,512,000
	4,512,000
<Table Text>Retained (Deficit) earnings 		(1,225,000) 			(241,000)
		3,290,000 			4,274,000
<Table Text>Less:  50,000 shares treasury stock at cost 		(125,000)
		(125,000)
<Table Text>     Total Stockholders' Equity 		3,165,000 			4,149,000

<Table Text>     TOTAL LIABILITIES AND <Table Text>   STOCKHOLDERS' EQUITY
	$12,213,000 			$13,330,000

<Body Text>
<Body Text>
<Body Text>
<Body Text>
<Body Text>See notes to consolidated financial statements
<Body Text>
<Body Text>
<Body Text>
<Body Text>
<Body Text>LUCILLE FARMS, INC.
<Body Text>
<Body Text>CONSOLIDATED STATEMENT OF OPERATIONS
<Body Text>
<Body Text>FOR THE SIX MONTHS ENDED SEPTEMBER 30, 1997 AND 1996
<Body Text>
<Body Text>(UNAUDITED)
<Body Text>
<Body Text>
<Body Text>
<Body Text>	Six Months Ended September 30, 30,
	 1997 		 1996
<Table Text>SALES <Table Text> 	$16,627,000 		$24,071,000
<Table Text>COST OF SALES 	16,359,000 		22,161,000
<Table Text>GROSS PROFIT 	268,000 		1,910,000
<Table Text>OTHER EXPENSE (INCOME):
<Table Text>  Selling 	745,000 		863,000
<Table Text>  General and administrative 	317,000 		353,000
<Table Text>  Gain on sale of equipment 	(24,000)
<Table Text>  Interest income 	(23,000) 		(35,000)
<Table Text>  Interest expense 	235,000 		161,000
<Table Text>TOTAL OTHER EXPENSE (INCOME) <Table Text> <Table Text> <Table Text>
<Table Text> <Table Text> <Table Text> <Table Text> <Table Text> <Table Text>
<Table Text> <Table Text> <Table Text> <Table Text> 	1,250,000 		1,342,000
<Table Text>(LOSS) INCOME BEFORE INCOME TAXES <Table Text> <Table Text>]
<Table Text>TAX TAXES TAXES 	(982,000) 		568,000
<Table Text>(Provision) for income taxes 	(2,000) 		(190,000)
<Table Text>NET (LOSS) INCOME  	$(984,000) 		$378,000
<Table Text>NET (LOSS) INCOME PER SHARE  $(.33)      $.13
<Table Text>WEIGHTED AVERAGE SHARES OUTSTANDING USED TO COMPUTE
<Table Text>NET INCOME PER SHARE
	3,002,500 		3,008,000

<Body Text>
<Body Text>
<Body Text>
<Body Text>
<Body Text>
<Body Text>
<Body Text>See notes to consolidated financial statements
Body Text

LUCILLE FARMS, INC.
<Body Text>
<Body Text>CONSOLIDATED STATEMENT OF OPERATIONS
<Body Text>
<Body Text>FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996
<Body Text>
<Body Text>(UNAUDITED)
<Body Text>
<Body Text>
<Body Text>	Three Months Ended September 30, 30,
	 1997 		 1996
<Table Text>SALES <Table Text> 	$8,252,000 		$12,876,000
<Table Text>COST OF SALES 	8,018,000 		11,845,000
<Table Text>GROSS PROFIT 	234,000 		1,031,000
<Table Text>OTHER EXPENSE (INCOME):
<Table Text>  Selling 	366,000 		441,000
<Table Text>  General and administrative 	198,000 		196,000
<Table Text>  Gain on sale of equipment 	(5,000)
<Table Text>  Interest income 	(13,000) 		(18,000)
<Table Text>  Interest expense 	131,000 		84,000
<Table Text>TOTAL OTHER EXPENSE (INCOME) <Table Text> <Table Text> <Table Text>
<Table Text> <Table Text> <Table Text> <Table Text> <Table Text> <Table Text>
<Table Text> <Table Text> <Table Text> <Table Text> 	677,000 		703,000
<Table Text>(LOSS) INCOME BEFORE INCOME TAXES TAXES 	(443,000) 		328,000
<Table Text>(Provision) for income taxes 	 		(110,000)
<Table Text>NET (LOSS) INCOME  	$(443,000) 		$218,000
<Table Text>NET (LOSS) INCOME PER SHARE 	   $(.15)      $.07


<Table Text>WEIGHTED AVERAGE SHARES OUTSTANDING USED TO COMPUTE
<Table Text>NETINCOME PER SHARE
	3,002,500 		3,002,500

<Body Text>
<Body Text>
<Body Text>
<Body Text>
<Body Text>
<Body Text>
<Body Text>
<Body Text>See notes to consolidated financial statements
<Body Text>
<Body Text>
Bullet

<Body Text>
<Body Text>LUCILLE FARMS, INC.
<Body Text>
<Body Text>CONSOLIDATED STATEMENT OF CASH FLOWS
<Body Text>
<Body Text>(UNAUDITED)
<Body Text>
<Body Text><Table Text>Six Months Ended September 30,
<Table Text> <Table Text> 	1997 		1996
<Table Text>CASH FLOWS FROM OPERATING ACTIVITIES:
<Table Text>NET (LOSS) INCOME 	$(984,000) 		$378,000
<Table Text>Adjustments to reconcile net (loss) income to net cash provided by
(used by) operating activities:
<Table Text>     Depreciation and amortization 	150,000 		150,000
<Table Text>     Provision for doubtful accounts 	 		25,000
<Table Text>     Deferred Income taxes 	 		188,000
<Table Text>     (Increase) decrease in assets:
<Table Text>     Accounts receivable 	(221,000) 		(1,306,000)
<Table Text>     Inventories 	561,000 		(648,000)
<Table Text>     Prepaid expenses and other current assets 	6,000 		19,000
<Table Text>     Other assets 	3,000 		159,000
<Table Text>     Increase (decrease) in liabilities:
<Table Text>     Accounts payable 	402,000 		(53,000)
<Table Text>     Accrued expenses 	(74,000) 		(100,000)
<Table Text>     Net Cash (Used by) Operating Activities 	(157,000)(1,188,000)
<Table Text>CASH FLOW FROM INVESTING ACTIVITIES:
<Table Text>Purchase of Treasury Stock 	 		(125,000)
<Table Text>Purchase of property, plant and equipment 	(217,000) 		(819,000)
<Table Text>     Net Cash (Used by) Investing Activities 	(217,000) 		(944,000)
<Table Text>CASH FLOW FROM FINANCING ACTIVITIES:
<Table Text>(Payments of) proceeds from revolving credit loan-net 	(340,000)
	986,000
<Table Text>(Payments of) proceeds from long-term debt and notes 	(121,000)
138,000
<Table Text>     Net Cash (Used by) Provided by Financing Activities
(461,000) 		1,124,000
<Table Text>NET (DECREASE) IN CASH AND CASH EQUIVALENTS 	(835,000)
(1,008,000)
<Table Text>CASH  AND CASH EQUIVALENTS - BEGINNING 	1,422,000 		1,697,000
<Table Text>CASH  AND CASH EQUIVALENTS - ENDING 	$587,000 		$689,000

<Body Text>
<Body Text>				See notes to consolidated financial statements
<Body Text>
<Body Text>
<Body Text>
<Body Text>LUCILLE FARMS, INC.
<Body Text>
<Body Text>NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
<Body Text>
<Body Text>
<Body Text>1.	The Consolidated Balance Sheet as of September 30, 1997 the
 Consolidated Statement of Operations for the three and six month periods ended
September 30, 1997 and 1996 and the Consolidated Statement of Cash Flows for
thesix month periods ended September 30, 1997 and 1996 have been prepared by the Company without audit.  In the opinion of  management, the accompanying consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary to present Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and
Exchange Commission ("SEC"), although the Company believes that the disclosures are adequate to make the information presented not misleading.
It is suggested that these financial statements be read in cn with the year-end financial statements

<Body Text>
<Body Text>	The accounting policies followed by the Company are set forth in the notes to the Company's consolidated financial statements as set forth in its
 Annual Report on Form 10-K as filed with the SEC.
<Body Text>
<Body Text>2.	The results of operations for the three and six months ended
September 30, 1997 are not necessarily indicative of the results to be expected for the entire fiscal year.
<Body Text>
<Body Text>3.	Inven<Body Text>
n with the year-end financial statements
<Body Text>
<Body Text>	The accounting policies followed by the Company are set forth in the notes th fluctuation, however slight, can have a significant effec tability.  The Company is unable to predict any future increase or decrease in the prices on the Chicago Mercantile Exchange as such markets are subject to fluctuation based on factors and commodity markets outside of the control of the Company.  Although the cost of fluid milk does tend to move correspondingly with the prices on the Chicago Mercantile Exchange, the extent of such movement and the timing thereof is also not predictable as it is subject to government control and support.  As a result of thes
s unable to predict pricing trends.  In the last half of the fiscal year ended
March 31, 1997 there was a steep decline in the block cheddar market without a corresponding change in the cost of milk and other raw materials resulting in a significant decrease in gross profit margin and a significant negative effect on profitability.  This effect continued into the current fiscal year.
<Body Text>
<Body Text>Three months ended September<Body Text>
<Body Text>
<Body Text>General
<Body Text>
<Body Text>	The Company's conventional cheese products, which account for substantially all of the Company's  sales, are commodity items.  The Company prices its conventional cheese products competitively with others in the industry, which pricing, since May 1997,  is referenced to the Chicago
Mercantile Exchange (and was formerly referenced to the Wisconsin Block Cheddar
Market).  The price the Company pays for fluid milk, a significant component of cost of goods sold, is not determined until the month aft
old.  While the Company generally can anticipate a change in the price of milk, it cannot anticipate the extent thereof.  By virtue of the pricing structure for its cheese and the competitive nature of the marketplace, the Company cannot always pass along to the customer the changes in the cost of milk in the price of its conventional cheese.  As a consequence thereof, the
Company's gross profit margin for such cheese is subject to fluctuation, which fl

h fluctuation, however slight, can have a significant effec
le period in 1996.  The increase in cost of sales and corresponding decrease in gross profit margin for 1997 (as a percent of sales) was primarily due to an increase in the Company's cost of raw materials as a percentage of selling price and the application of fixed overhead to lower unit sales volume.
<Body Text>
<Body Text>
<Body Text>	Selling, general and administrative expenses for the three months ended September 30, 1997 amounted to $564,000 (or 6.8% of sales) compared to $637,000 (or 4.9% of sales) for the comparable period in 1996.
The decrease of selling, general and administrative expenses was due to cost containment efforts by the Company.
<Body Text>
<Body Text>	Interest expense for the three months ended September 30, 1997 amounted to $131,000 compared to $84,000 for the three months ended
 September 30, 1996.  This increase is the result of increased borrowings due to the addition of new plant production equipment and higher revolving credit line usage.
<Body Text>
<Body Text>	The provision  for income tax for the three months ended
September 30, 1996 of $110,000 reflects the effects of reducing the valuation allowance by $16,000 and providing for taxes at statutory rates on period income.  Such amounts are re-evaluated each quarter based on the results of operations.  Credits for income taxes were offset by increases in the valuation allowance for the three months ended September 30, 1997.
<Body Text>
<Body Text>	The Company's net loss of $443,000 for the three months ended
 September 30, 1997 represents a decrease of $661,000 from the net income of
$218,000 for the comparable period in 1996.  The primary factors contributing to these changes are discussed above.
<Body Text>
<Body Text>
<Body Text>Six months ended September 30, 1997 compared to six months
September 30, 1996
<Body Text>
<Body Text>	Sales for the six months ended September 30, 1997 decreased to
$16,627,000 from $24,071,000 for the comparable period in 1996, a decrease of
$7,444,000 (or 30.9%).  Approximately $2,984,000 (40.1%) of such decrease was due to a decrease in the number of pounds of cheese sold and approximately
$4,460,000 (or 59.9%) of such decrease was due to a decrease in the average selling price for cheese.  The volume decrease was due to intense competition in the commodity markets and excess availability of
he decrease in average selling price was the result of lower block cheddar market prices resulting in a lower selling price per pound of cheese.
<Body Text>
<Body Text>	Cost of sales and gross profit margin for the six months ended
September 30, 1997 was $16,359,000 (or 98.4% of sales) and $268,000
(or 1.6% of sales), respectively, compared to a cost of sales and gross profit margin of $22,161,000 (or 92.1% of sales) and $1,910,000 (or 7.9%  of sales), respectively, for the comparable period in 1996.  The increase in cost of sales and corresponding decrease in gross profit margin for 1997 (as a percent of sales) was primarily due to an increase in the Company's
s a percentage of selling price and the application of fixed overhead to lower unit sales volume.
<Body Text>
<Body Text>
<Body Text>	Selling, general and administrative expenses for the six months ended September 30, 1997 amounted to $1,062,000 (or 6.4% of sales) compared to $1,216,000 (or 5.1% of sales) for the comparable period in 1996.  The decrease of selling, general and administrative expenses was due to cost containment efforts by the Company.
<Body Text>
<Body Text>	Interest expense for the three months ended September 30, 1997 amounted to $235,000 compared to $161,000 for the three months ended
September 30, 1996.  This increase is the result of increased borrowings due to the addition of new plant production equipment and higher revolving credit line usage.
<Body Text>
<Body Text>	The 1997 provision for income taxes of $2,000, resulted primarily
from state tax at statutory rates.   Credits for federal income taxes were
offset by increases in the valuation allowance for the six months ended
September 30, 1997.  The provision  for income tax for the six months ended
 September 30, 1996 of $190,000 reflects the effects of reducing the valuation allowance by $28,000 and providing for taxes at statutory rates on period income.  Such amounts are re-evaluated each quarter based o
ons.
<Body Text>
<Body Text>	The Company's net loss of $984,000 for the six months ended
September 30, 1997 represents a decrease of $1,362,000 from the net income of
$378,000 for the comparable period in 1996.  The primary factors contributing to these changes are discussed above.
<Body Text>
<Body Text>Liquidity and Capital Resources
<Body Text>
<Body Text>	At September 30, 1997 the Company had working capital of
$2,354,000 as compared to working capital of $713,000 at March 31, 1997.
This increase is due to the extension of the Company's revolving credit line from September 30, 1997 to May 1999 and its consequent reclassification as a non-current liability.  The Company's revolving bank line of credit, which is for a maximum of $5,000,000, is available for the company's working capital requirements.
<Body Text>At September 30, 1997, $2,800,000 was outstanding under such revolving line of credit and $613,000 was available for additional borrowing at that time (based on the inventory and receivable formula).  Advances under this facility are limited to 50% of inventory and 80% of receivables.  The rate of interest on amounts borrowed against the revolving credit facility is prime plus 1%.  A .25% annual unused line fee is also charged on this facility.
The agreement contains various restrictive convenan
of which relates to limitations on capital expenditures ($1,000,000 annually outside of those financed with the lender under its term loan facility).  This loan is cross collateralized with other loans from the lender and secured by substantially all of the Company's assets, including accounts receivable, inventory and equipment.  The Company intends to continue to utilize this line of credit as needed for operations.
<Body Text>
<Body Text>On June 17, 1994 the Company entered into an agreement with
 Chittenden Bank for a $2,000,000 five year term loan which requires monthly principal and interest payments based upon a ten year amortization, except that interest payments only were required to be made through December 1994.
Interest was at the prime lending rate plus 1.25%.  A major portion of the proceeds of the loan was used to complete the renovation of the Company's waste treatment facility in Vermont.  The balance was used to rexisting loans.  The interest rate on this facility was reduced to prime plus
1% in June, 1996.
<Body Text>
<Body Text>
<Body Text>	In June, 1996 Chittenden Bank entered into a agreement with
the Company to provide an additional term loan of up to $1,000,000 for the financing of equipment and capital improvements.  Interest is at the prime lending rate plus 1%.  At September 30, 1997, $174,000 was outstanding and
$826,000 is available for future capital improvements through September, 1998.
<Body Text>	During the year ended March 31, 1996 the Company entered into an agreement pursuant to which a supplier agreed to provide an equipment loan to be converted to a term note in the amount of $500,000 upon completion of additional borrowings.  The $500,000 loan, secured by equipment, was fully funded and beginning November 1, 1996, 84 monthly payments including interest at 6% commenced.
<Body Text>
<Body Text>	The Company's major source of external working capital financing has been and is currently the revolving line of credit.  For the foreseeable future the Company believes that its current working capital and its existing lines of credit will continue to represent the Company's major source of working capital financing besides income generated from operations.
<Body Text>
<Body Text>	For the six months ended September 30, 1997 cash used by
operating activities was $157,000.  In addition to the loss from operations, increases in accounts receivable of $221,000 used cash.  Cash was also used by a decrease in accrued expenses of $74,000.  Increases in accounts payable of
 $402,000 and a decrease in prepaid expenses and other assets of $9,000 provided cash.  A decrease in inventories of $561,000 also provided cash.
<Body Text>
<Body Text>	Net cash used by investing activities was $217,000 for the six months ended
<Body Text>September 30, 1997 which represented purchases of property, plant and equipment.
<Body Text>
<Body Text>	Net cash used by financing activities was $461,000 for the six months ended September 30, 1997.  Net payments on the revolving credit loan in the amount of $340,000 and repayment of long-term debt obligations in the amount of $121,000 utilized cash in the period.
<Body Text>
<Body Text>	The Company estimates that based upon its current plans, its resources, including revenues from operations and utilization of its existing credit lines, will be sufficient to meet its anticipated needs for at least 12 months.
<Body Text>
<Body Text>
<Body Text>
<Body Text>
<Body Text>
<Body Text>
<Body Text>
<Body Text>
<Body Text>
<Body Text>
<Body Text>
<Body Text>
<Body Text>
<Body Text>
<Body Text>
<Body Text>
<Body Text>
<Body Text>
<Body Text>
<Body Text>
<Body Text>PART II -  OTHER INFORMATION
<Body Text>
<Body Text>
<Body Text>Item 4.	  Submissions of matters to a vote of security holders
<Body Text>
<Body Text>	On October 9, 1997 the Company held an Annual Meeting of
Shareholders in Parsippany,
<Body Text>	New Jersey.  The shareholders voted on two matters.
<Body Text>
<Body Text>	The following votes were cast for the nominees for election of
 directors, and all such 				nominees were elected.
<Body Text>
<Body Text>	Philip Falivene		2,817,862 votes for		 9,950 votes withheld
<Body Text>	Gennaro Falivene	2,818,062 votes for		 9,750 votes withheld
<Body Text>	Alfonso Falivene	2,818,762 votes for		 9,050 votes withheld
<Body Text>	Stephen M. Katz	2,821,162 votes for		 6,650 votes withheld
<Body Text>	Howard S. Breslow	2,816,162 votes for 11,650 votes withheld
<Body Text>
<Body Text>	The votes cast on the ratification of the selection of Citrin,
 Cooperman & Company., LLP,
<Body Text> 	as independent public accountants for the Company for the Fiscal
 Year ending March 31, 	1998 was as follows:
<Body Text>
<Body Text>	2,820,962 shares voted for the ratification and appointment
<Body Text>	      1,600 shares voted against the ratification and appointment
<Body Text>	      5,250 shares abstained from voting
<Body Text>
<Body Text>
<Body Text>Item 6.		Exhibits and Reports on Form 8-K
<Body Text>
<Body Text>(b)	There were no reports on Form 8-K filed during the three
 months ended
<Body Text>	September 30, 1997
<Body Text>
<Body Text>SIGNATURES
<Body Text>
<Body Text>
<Body Text>	Pursuant to the requirements of the Securities Exchange Act of
 1934,
the registrant has duly caused this
<Body Text>	report to be signed on its behalf by the undersigned thereunto duly authorized.
<Body Text>
<Body Text>
<Body Text>October 13, 1997
<Body Text>
<Body Text>						Lucille Farms, Inc.
<Body Text>						  (Registrant)
<Body Text>
<Body Text>
<Body Text>
<Body Text>						By:   /s/ Alfonso Falivene
<Body Text>							Alfonso Falivene,
<Body Text>							President (Duly Authorized Officer)
<Body Text>
<Body Text>
<Body Text>
<Body Text>
<Body Text>						By:   /s/ Stephen M. Katz
<Body Text>							Stephen M. Katz,
<Body Text>							Vice President-Finance
<Body Text>							    and Administration
<Body Text>							(Principal Financial Officer)
<Body Text>