Form 10-Q/A
period 1997-09-30
LUCILLE FARMS INC
filed 1997-11-18
CIK 908179

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549
FORM 10-Q


	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934




For the Quarterly Period Ended:  September 30, 1997

Commission File Number 1-12506







               LUCILLE FARMS, INC.

(Exact Name of Registrant as Specified in its Charter)





             Delaware   						      	13-2963923

(State or other Jurisdiction			(I.R.S. Employer Identification No.)
  of Incorporation)



150 River Road, P.O. Box 517
Montville, New Jersey           				     07045

(Address of Principal Executive Offices)			(Zip Code)



(Registrant's Telephone Number, Including Area Code)   (201)334-6030





Former name, former address and former fiscal year, if changed
since last report.      N/A





Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months
(or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.	YES       X      	NO






The number of shares of Registrant's common stock, par value
$.001 per share, outstanding as of November 3, 1997 was:
3,002,500.

Item 1.		Financial Statements



                               LUCILLE FARMS, INC.



                            CONSOLIDATED BALANCE SHEET



                                       ASSETS



						                       September 30, 1997	March 31, 1997

CURRENT ASSETS:				         	(unaudited)



Cash and cash equivalents		    	  $587,000	    	$1,422,000

Accounts receivable, net of 	 		 3,220,000    		 2,999,000
allowances of $57,000 at
September 30, 1997 and $57,000
at March 31, 1997


Inventories					               	 2,143,000	    	 2,704,000


Deferred income taxes		             37,000	        37,000


Prepaid expenses and other current 	 98,000       104,000
assets

	Total Current Assets	      	   	 6,085,000	  	 7,266,000



PROPERTY, PLANT AND EQUIPMENT, NET		 5,389,000		 5,322,000



OTHER ASSETS:



Due from officers:				                166,000	 	   176,000



Deferred income taxes				             441,000		   441,000



Deposits on Equipment					  	                       9,000



Other							                         132,000	 	   116,000



Total Other Assets			           	     739,000		   742,000



TOTAL ASSETS				                  $12,213,000	 $13,330,000







                               LUCILLE FARMS, INC.

                             CONSOLIDATED BALANCE SHEET


                          LIABILITIES AND STOCKHOLDERS' EQUITY


						                          September 30, 1997	March 31, 1997

CURRENT LIABILITIES:			          	(unaudited)



Accounts payable				             	$3,356,000	 	      $2,954,000

Revolving credit loan							                          3,140,000

Current portion of long-term debt	   230,000	  	        240,000

Accrued expenses					                145,000	 	         219,000

     Total Current Liabilities	 	  3,731,000		        6,553,000


LONG TERM LIABILITIES:

Revolving credit loan				         2,800,000

Long-term debt	       				        2,039,000 	          2,150,000

Deferred income taxes				           478,000	         	   478,000

Total Long-term Liabilites		      5,317,000	         	 2,628,000

     TOTAL LIABILITES			       	  9,048,000	           9,181,000



STOCKHOLDERS' EQUITY:

Common stock - $.001 par value,   			3,000		               3,000
10,000,000 shares authorized,
3,052,500 shares issued

Additional paid-in capital			    4,512,000	          	 4,512,000

Retained (Deficit) earnings			  (1,225,000)	            (241,000)

                        							  3,290,000		           4,274,000

Less:  50,000 shares treasury
stock at cost					               (125,000)	            (125,000)
Total Stockholders'
Equity		                     	  3,165,000		           4,149,000


TOTAL LIABILITIES AND				     $12,213,000	          $13,330,000
STOCKHOLDERS' EQUITY



			See notes to consolidated financial statements





                                LUCILLE FARMS, INC.

                         CONSOLIDATED STATEMENT OF OPERATIONS

                 FOR THE SIX MONTHS ENDED SEPTEMBER 30, 1997 AND 1996


                                   (UNAUDITED)



             	               						Six Months Ended September 30,

                   					                			1997		    1996

SALES						                     	     $16,627,000	$24,071,000

COST OF SALES					                     16,359,000	 22,161,000

GROSS PROFIT					                         268,000   1,910,000

OTHER EXPENSE (INCOME):

Selling			        	                    	  745,000    863,000

General and administrative	                317,00	   353,000

Gain on sale of equipment	                (24,000)

Interest Income						                     (23,000)   (35,000)

Interest Expense						                    235,000	   161,000

TOTAL OTHER EXPENSE (INCOME)			        	1,250,000	 1,342,000

(Loss) Income Before Income Taxes		      (982,000)   568,000

(Provision) for income taxes				           (2,000)  (190,000)

NET (LOSS) INCOME		        		         		$(984,000)	  $378,000

NET (LOSS) INCOME PER SHARE			              $(.33)	      $.13

WEIGHTED AVERAGE SHARES
OUTSTANDING USED TO COMPUTE
NET INCOME PER SHARE       		          		3,002,500  3,008,000




 See notes to consolidated financial statements







                              LUCILLE FARMS, INC.

                        CONSOLIDATED STATEMENT OF OPERATIONS

                 FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996

                                    (UNAUDITED)

                                							Three Months Ended September 30,

                                          								1997		    1996

SALES						     	                             $8,252,000	$12,876,000

COST OF SALES					                             8,018,000	 11,845,000

GROSS PROFIT			                                  234,000	  1,031,000

OTHER EXPENSE (INCOME):

Selling					                                      366,000 	  441,000

General and administrative	    			                198,000	   196,000

Gain on sale of equipment				                     ( 5,000)

Interest Income				                           		  (13,000)   (18,000)

Interest Expense				          	                 	 131,000	     84,000

Total Other Expense (Income)			                  	 677,000	    703,000

(Loss) Income Before Income Taxes	             	 (443,000)     328,000

(Provision) for income taxes					                             (110,000)

NET (LOSS) INCOME				 	                         $(443,000)	    $218,000

NET (LOSS) INCOME PER SHARE			                      $(.15)	       $.07

WEIGHTED AVERAGE SHARES
OUTSTANDING USED TO COMPUTE
NET INCOME PER SHARE		           	              		3,002,500	  3,002,500





			See notes to consolidated financial statements





                           LUCILLE FARMS, INC.

                      CONSOLIDATED STATEMENT OF CASH FLOWS

                                  (UNAUDITED)

                            								Six Months Ended September 30,

                                  									1997		        1996

CASH FLOWS FROM OPERATING ACTIVITIES:



NET (LOSS) INCOME			     	  	           	$(984,000)		   $378,000

Adjustments to reconcile net (loss)
income to net cash provided by
(used by) operating activities:


Depreciation and amortization		        	  	 150,000		   150,000

Provision for doubtful accounts				                      25,000

Deferred Income Taxes								                           188,000

(Increase) decrease in assets:

Accounts receivable					                  (221,000)		(1,306,000)

Inventories						   	                      561,000		  (648,000)

Prepaid expenses and other current assets    6,000		    19,000

Other Assets					                      	     3,000		   159,000

Increase (decrease) in liabilities:

Accounts Payable					                   	   402,000		   (53,000)

Accrued expenses					               	       (74,000)		  (100,000)

Net Cash (Used by) Operating Activities	   (157,000)		(1,188,000)

CASH FLOW FROM INVESTING ACTIVITIES:


Purchase of Treasury Stock				 		  	                    (125,000)



Purchase of property, plant and equipment		  (217,000) (819,000)



Net Cash (Used by) Investing Activities		    (217,000) (944,000)


CASH FLOW FROM FINANCING ACTIVITIES:


(Payments of) proceeds from revolving
credit loan-net					                    	    (340,000)		   986,000

(Payments of) proceeds from long-term
debt and notes			                       			  (121,000)		   138,000

Net Cash (Used by) Provided by Financing
Activities							                            (461,000)		 1,124,000

NET (DECREASE) IN CASH AND CASH EQUIVALENTS	 (835,000) (1,008,000)

CASH AND CASH EQUIVALENTS - BEGINNING		     1,422,000		 1,697,000

CASH AND CASH EQUIVALENTS - ENDING           $587,000	   $689,000


				See notes to Consolidated Financial Statements





                            LUCILLE FARMS, INC.


                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS





1.	The Consolidated Balance Sheet as of September 30, 1997 the
Consolidated Statement of Operations for the three and six month periods ended September 30, 1997 and 1996 and the Consolidated Statement of Cash Flows for the six month periods ended
September 30, 1997 and 1996 have been prepared by the Company without audit. In the opinion of management, the accompanying consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the financial position of Lucille Farms, Inc. as of September 30, 1997, the results of its operations for the three months and six months ended September 30, 1997 and 1996 and the changes in its cash flows for the six months ended September 30, 1997 and 1996.



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



3.	Inventories are summarized as follows:



				        September 30, 1997	March 31, 1997

	Finished goods		  $  1,408,000		 $  1,564,000

	Raw materials		       398,000		      763,000

	Supplies and Packaging	       337,000		      377,000

					  $  2,143,000		 $  2,704,000



4.	Income (loss) per share of common stock was computed by
dividing net income (loss) by the weighted average number of common shares outstanding during the period.

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL

		CONDITION AND RESULTS OF OPERATIONS





General



	The Company's conventional cheese products, which account for substantially all of the Company's sales, are commodity items.
The Company prices its conventional cheese products competitively with others in the industry, which pricing, since
May 1997, is referenced to the Chicago Mercantile Exchange (and was formerly referenced to the Wisconsin Block Cheddar Market).
The price the Company pays for fluid milk, a significant component of cost of goods sold, is not determined until the month after its cheese has been sold. While the Company generally can anticipate a change in the price of milk, it cannot anticipate the extent thereof. By virtue of the pricing structure for its cheese and the competitive nature of the marketplace, the Company cannot always pass along to the customer the changes in the cost of milk in the price of its conventional cheese. As a consequence thereof, the Company's gross profit margin for such cheese is subject to fluctuation, which fluctuation, however slight, can have a significant effect on the company's profitability. The Company is unable to predict any future increase or decrease in the prices on the Chicago Mercantile Exchange as such markets are subject to fluctuation based on factors and commodity markets outside of the control of the Company. Although the cost of fluid milk does tend to move correspondingly with the prices on the Chicago Mercantile Exchange, the extent of such movement and the timing thereof is also not predictable as it is subject to government control and support. As a result of these factors, the Company is unable to predict pricing trends. In the last half of the fiscal year ended March 31, 1997 there was a steep decline in the block cheddar market without a corresponding change in the cost of milk and other raw materials resulting in a significant decrease in gross profit margin and a significant negative effect on profitability. This effect continued into the current fiscal year.



Three months ended September 30, 1997 compared to three months ended September 30, 1996



	Sales for the three months ended September 30, 1997 decreased to $8,252,000 from $12,876,000 for the comparable period in 1996, a decrease of $4,624,000 (or 35.9%). Approximately
$2,080,000 (or 45.0%) of such decrease was due to a decrease in the number of pounds of cheese sold and approximately $2,544,000
(or 55.0%) of such decrease was due to a decrease in the average selling price for cheese. The volume decrease was due to intense competition in the commodity markets and excess availability of cheese in the period. The decrease in average selling price was the result of lower block cheddar market prices resulting in a lower selling price per pound of cheese.



	Cost of sales and gross profit margin for the three months ended September 30, 1997 was $8,018,000 (or 97.2% of sales) and $234,000 (or 2.8% of sales), respectively, compared to a cost of sales and gross profit margin of $11,845,000 (or 92.0% of sales) and $1,031,000 (or 8.0% of sales), respectively, for the comparable period in 1996. The increase in cost of sales and corresponding decrease in gross profit margin for 1997 (as a percent of sales) was primarily due to an increase in the Company's cost of raw materials as a percentage of selling price and the application of fixed overhead to lower unit sales volume.















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





Six months ended September 30, 1997 compared to six months
September 30, 1996



	Sales for the six months ended September 30, 1997 decreased to $16,627,000 from $24,071,000 for the comparable period in 1996, a decrease of $7,444,000 (or 30.9%). Approximately $2,984,000
(40.1%) of such decrease was due to a decrease in the number of pounds of cheese sold and approximately $4,460,000 (or 59.9%) of such decrease was due to a decrease in the average selling price for cheese. The volume decrease was due to intense competition in the commodity markets and excess availability of cheese in the period. The decrease in average selling price was the result of lower block cheddar market prices resulting in a lower selling price per pound of cheese.



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

At September 30, 1997, $2,800,000 was outstanding under such revolving line of credit and $613,000 was available for additional borrowing at that time (based on the inventory and receivable formula). Advances under this facility are limited to 50% of inventory and 80% of receivables. The rate of interest on amounts borrowed against the revolving credit facility is prime plus 1%. A .25% annual unused line fee is also charged on this facility. The agreement contains various restrictive convenants the most significant of which relates to limitations on capital expenditures ($1,000,000 annually outside of those financed with the lender under its term loan facility).
 This loan is cross collateralized with other loans from the lender and secured by substantially all of the Company's assets, including accounts receivable, inventory and equipment. The Company intends to continue to utilize this line of credit as needed for operations.



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

September 30, 1997 which represented purchases of property, plant and equipment.



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







































































PART II -  OTHER INFORMATION





Item 4.	  Submissions of matters to a vote of security holders



	On October 9, 1997 the Company held an Annual Meeting of
Shareholders in Parsippany,

	New Jersey.  The shareholders voted on two matters.



	The following votes were cast for the nominees for election of
directors, and all such 		nominees were elected.



	Philip Falivene	2,817,862 votes for		 9,950 votes withheld

	Gennaro Falivene	2,818,062 votes for		 9,750 votes withheld

	Alfonso Falivene	2,818,762 votes for		 9,050 votes withheld

	Stephen M. Katz	2,821,162 votes for		 6,650 votes withheld

	Howard S. Breslow	2,816,162 votes for	      11,650 votes
withheld



	The votes cast on the ratification of the selection of Citrin,
Cooperman & Company., LLP, 	as independent public accountants
for the Company for the Fiscal Year ending March 31, 1998 was as follows:



	2,820,962 shares voted for the ratification and appointment

	    1,600 shares voted against the ratification and appointment

	    5,250 shares abstained from voting





Item 6.		Exhibits and Reports on Form 8-K



(b)	There were no reports on Form 8-K filed during the three
months ended

	September 30, 1997

SIGNATURES





	Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





October 13, 1997



						Lucille Farms, Inc.

						  (Registrant)







						By:

							Alfonso Falivene,

							President (Duly Authorized Officer)









						By:

							Stephen M. Katz,

							Vice President-Finance

							   and Administration

							(Principal Financial Officer)