Form 10-Q
period 1997-12-31
LUCILLE FARMS INC
filed 1998-02-12
CIK 908179

SECURITIES AND EXCHANGE COMMISSION



WASHINGTON, D.C.  20549





FORM 10-Q





	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934







For the Quarterly Period Ended:  December 31, 1997

Commission File Number 1-12506







               LUCILLE FARMS, INC.

(Exact Name of Registrant as Specified in its Charter)





   Delaware   						                   	13-2963923

(State or other Jurisdiction			(I.R.S. Employer Identification No.)
  of Incorporation)



150 River Road, P.O. Box 517

Montville, New Jersey           				     07045

(Address of Principal Executive Offices)			(Zip Code)





(Registrant's Telephone Number, Including Area Code)     (973) 334-6030





Former name, former address and former fiscal year, if changed
since last report.      N/A





Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months
(or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.	YES       X      	NO





The number of shares of Registrant's common stock, par value
$.001 per share, outstanding as of February 9, 1998 was 3,002,500.

Item 1.	Financial Statements









                                LUCILLE FARMS, INC.

                             CONSOLIDATED BALANCE SHEET

                                       ASSETS





                     						December 31, 1997		March 31, 1997



CURRENT ASSETS:				            (UNAUDITED)



Cash and Cash Equivalents		   $1,743,000	      	$1,422,000



Accounts receivable, net		     3,496,000	      	 2,999,000
of allowances of $80,000
at December 31, 1997 and
$57,000 at March 31, 1997


Inventories					                1,623,000		      2,704,000

Deferred income taxes				           37,000		        37,000

Prepaid expenses and other
current assets				                 104,000		       104,000


	Total Current Assets		          7,003,000		     7,266,000



PROPERTY, PLANT AND EQUIPMENT,   5,470,000	    	 5,322,000
NET


OTHER ASSETS:

Due from officers				              160,000		       176,000

Deferred income taxes			          	441,000		       441,000

Deposits on Equipment						                          9,000


Other						                        141,000		       116,000


	Total Other Assets		              742,000		       742,000


	TOTAL ASSETS		             	  $13,215,000  	  $13,330,000















See notes to consolidated financial statements

LUCILLE FARMS, INC.

                                CONSOLIDATED BALANCE SHEET

                             LIABILITIES AND STOCKHOLDERS' EQUITY





                                						December 31, 1997		March 31, 1997

CURRENT LIABILITIES:			                (UNAUDITED)



Accounts Payable		                         $3,817,000		  $2,954,000

Revoloving credit loan				                            			 3,140,000

Current portion of long-term debt	            229,000		     240,000

Accrued expenses				                          194,000		     219,000

	Total Current Liabilites	                  4,240,000	  	 6,553,000


LONG TERM LIABILITIES:

Revoloving credit loan			                   3,544,000


Long-term debt				                          1,980,000	 	 2,150,000


Deferred income taxes			                      478,000		   478,000


	Total Long-term Liabilities	               6,002,000		 2,628,000


	TOTAL LIABILITIES			                      10,242,000		 9,181,000


STOCKHOLDERS EQUITY:



Common stock - $.001 par value,	              	 3,000		     3,000
10,000,000 shares authorized,
3,052,500 shares issued


Additional paid-in capital		                 4,512,000		 4,512,000



Retained  (Deficit) earnings		              (1,417,000)		 (241,000)

				                                    		   3,098,000		 4,274,000

Less:  50,000 shares treasury
     	 stock at cost			                       (125,000)	  (125,000)


	Total Stockholders' Equity	                 2,973,000 		 4,149,000


TOTAL LIABILITIES AND
STOCKHOLDERS' EQUITY			                     $13,215,000 	$13,330,000









See notes to consolidated financial statements





                               LUCILLE FARMS, INC.

                       CONSOLIDATED STATEMENT OF OPERATIONS

                    FOR THE NINE MONTHS ENDED DECEMBER 31, 1997 AND 1996


                                      (UNAUDITED)



                    				           NINE MONTHS ENDED DECEMBER 31,

				                                       1997		          1996


SALES					                             $27,165,000	     $35,171,000

COST OF SALES			                       	26,390,000	     	33,168,000

GROSS PROFIT				                           775,000	     	 2,003,000

OTHER EXPENSE(INCOME):

SELLING					                             1,163,000	     	 1,228,000

GENERAL AND ADMINISTRATIVE		               507,000		        547,000

GAIN ON SALE OF EQUIPMENT		                (29,000)

INTEREST INCOME			                     	   (34,000)		       (51,000)

INTEREST EXPENSE				                       342,000		        264,000

TOTAL OTHER EXPENSE (INCOME)	          	 1,949,000		      1,988,000

(LOSS) INCOME BEFORE INCOME TAXES	      (1,174,000)		        15,000

(PROVISION) FOR INCOME TAXES		              (2,000)		        (4,000)

NET (LOSS) INCOME			                   $(1,176,000)		    $   11,000

NET (LOSS) INCOME PER SHARE	                  $(.39)		         $.00


WEIGHTED AVERAGE SHARES
OUTSTANDING USED TO COMPUTE
NET INCOME PER SHARE		                    3,002,500	    	 3,006,000

















See notes to consolidated financial statements









                             LUCILLE FARMS, INC.

                       CONSOLIDATED STATEMENT OF OPERATIONS

                 FOR THE THREE MONTHS ENDED DECEMBER 31, 1997 AND 1996

                                    (UNAUDITED)


                                						Three Months Ended December 31,

	                                      					  1997		      1996


SALES				                                 $10,538,000	     $11,100,000

COST OF SALES				                          10,031,000		     11,007,000

GROSS PROFIT				                              507,000		        93,000

OTHER EXPENSE(INCOME):

SELLING					                                  418,000		       365,000

GENERAL AND ADMINISTRATIVE		                  190,000		       194,000

GAIN ON SALE OF EQUIPMENT		                   ( 5,000)

INTEREST INCOME				                           (11,000)		     (16,000)

INTEREST EXPENSE				                           107,000		     103,000

TOTAL OTHER EXPENSE (INCOME)		                 699,000		     646,000

(LOSS) BEFORE INCOME TAXES		                  (192,000)		  (553,000)

(PROVISION)BENEFIT FOR INCOME TAXES	           	            186,000

NET (LOSS) 		     		                          $(192,000)		 $(367,000)

NET (LOSS)PER SHARE	    	                        $(.06)		     $(.12)


WEIGHTED AVERAGE SHARES
OUTSTANDING USED TO COMPUTE
NET INCOME PER SHARE		                         3,002,500		  3,002,500

















See notes to consolidated financial statements











                               LUCILLE FARMS, INC.

                      CONSOLIDATED STATEMENT OF CASH FLOWS

                                 (UNAUDITED)



                             							Nine Months Ended December 31,



                                       					     1997		    	1996

CASH FLOWS FROM OPERATING ACTIVITIES:

NET (LOSS) INCOME					                    $(1,176,000)	    $11,000

Adjustments to reconcile net (loss)
income to net cash provided by
operating activities:


   Depreciation and amortization	            		225,000	    220,000
   Provision for doubtful accounts		 	          23,000	     25,000
   (Increase) decrease in assets:
   Accounts receivable			     	               (520,000)	     10,000
   Inventories					                          1,081,000	   (125,000)
   Prepaid expenses and other current assets	  		           33,000
   Other assets					 	  		                                 157,000
   Increase(decrease) in liabilities:
   Accounts payable				                       	863,000	    311,000
   Accrued expenses				                        (25,000)   (120,000)
   Net Cash provided by Operating
   Activities				                       	      471,000 	    522,000


CASH FLOW FROM INVESTING ACTIVITIES:


   Purchase of Treasury Stock						                        (125,000)
   Purchase of property, plant
   and equipment					                         (373,000)	 (1,102,000)

   Net Cash (Used by) Investing
   Activities					                           (373,000)	  (1,227,000)

CASH FLOW FROM FINANCING ACTIVITIES:
(Payments of) proceeds from revolving
credit loan-net					                          	404,000	  (216,000)

(Payments of) proceeds from long-term
debt and notes					                           (181,000)	  131,000

   Net Cash (Used by) Provided by
   Financing Activities				                    223,000	   (85,000)

NET INCREASE (DECREASE) IN CASH AND
CASH EQUIVALENTS					                         	321,000	  (790,000)
CASH AND CASH EQUIVALENTS - BEGINNING	       1,422,000	 1,697,000
CASH AND CASH EQUIVALENTS - ENDING		        $1,743,000	$  907,000







				See notes to consolidated financial statements





                          LUCILLE FARMS, INC.

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.	The Consolidated Balance Sheet as of December 31, 1997, the
   Consolidated Statement of Operations for the three and nine month periods ended December 31, 1997 and 1996 and the Consolidated Statement of Cash Flows for the nine month periods ended December 31, 1997 and 1996 have been prepared by the Company without audit. In the opinion of management, the accompanying consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the financial position of Lucille Farms, Inc. as of December 31, 1997, the results of its operations for the three months and nine months ended December 31, 1997 and 1996 and in its cash flows for the nine months ended December 31, 1997 and 1996.



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



2.	The results of operations for the three and nine months ended
	December 31, 1997 are not necessarily indicative of the results to be expected for the entire fiscal year.



3.	Inventories are summarized as follows:



				                     December 31, 1997	March 31, 1997

	Finished goods		         $    957,000		 $  1,564,000

	Raw materials		               318,000		      763,000

	Supplies and Packaging	       348,000		      377,000

                   					  $  1,623,000		 $  2,704,000



4.	Income (loss) per share of common stock was computed by
dividing net income (loss) by the weighted average number of common shares outstanding during the period. Basic and diluted
per share amounts	are the same for all periods, since the
effect of stock options would 	be antidulutive and therefore
not taken into consideration.

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL

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



Three months ended December 31, 1997 compared to three months ended December 31, 1996



	Sales for the three months ended December 31, 1997 decreased to $10,538,000 from $11,100,000 for the comparable period in 1996, a decrease of $562,000 (or 5.1%). Approximately $612,000 (or
108.9%) of such amount was due to a decrease in the number of pounds of cheese sold, and approximately $50,000 (or 8.9%) of such decrease was offset by an increase in the average selling price for cheese. The volume decrease was due to intense competition in the commodity markets and excess availability of cheese in the period. The increase in average selling price was the result of an increase in block cheddar market prices resulting in a higher selling price per pound of cheese.



	Cost of sales and gross profit margin for the three months ended December 31, 1997 was $10,031,000 (or 95.2% of sales) and $507,000 (or 4.8% of sales), respectively, compared to a cost of sales and gross profit margin of $11,007,000 (or 99.2% of sales) and $93,000 (or 0.8% of sales), respectively, for the comparable period in 1996. The decrease in cost of sales and corresponding increase in gross profit margin for 1997 (as a percent of sales) was primarily due to a decrease in the Company's cost of raw materials as a percentage of selling price.


 	Selling, general and administrative expenses for the three months ended December 31, 1997 amounted to $608,000 (or 5.8% of sales) compared to $559,000 or 5.0% of sales) for the comparable period in 1996. The increase in selling, general and administrative expenses was due to increased shipping costs and expanded sales costs incurred by the company in order to regain customer base.


	Interest expense for the three months ended December 31, 1997 amounted to $107,000 compared to $103,000 for the three months ended December 31, 1996.


	The benefit for income taxes for the three months ended December 31, 1996 of $186,000 reflects the effect of reducing the amount previously provided for in 1996 in order to provide for taxes at statutory rates on period income. Such amounts are re-evaluated each quarter based on the results of operations. Credits for income taxes were offset by increases in the valuation allowance for the three months ended December 31, 1997.


	The Company's net loss of $192,000 for the three months ended December 31, 1997 represents a improvement of $175,000 from the net loss of $367,000 for the comparable period in 1996. The primary factors contributing to these changes are discussed above.

Nine months ended December 31, 1997 compared to nine months ended December 31, 1996


	Sales for the nine months ended December 31, 1997 decreased to $27,165,000 from $35,171,000 for the comparable period in 1996, a decrease of $8,006,000 (or 22.8%). Approximately $3,596,000
(or 44.9%) of such decrease was due to a decrease in the number of pounds of cheese sold and approximately $4,410,000 (or 55.1%) of such decrease was due to a decrease in the average selling price for cheese. The volume decrease was due to intense competition in the commodity markets and excess availability of cheese in the period. The decrease in average selling price was the result of lower block cheddar market prices resulting in a lower selling price per pound of cheese.


	Cost of sales and gross profit margin for the nine months ended December 31, 1997 was $26,390,000 (or 97.1% of sales) and
$775,000 (or 2.9% of sales), respectively, compared to a cost of sales and gross profit margin of $33,168,000 (or 94.3% of sales) and $2,003,000 (or 5.7% of sales), respectively, for the comparable period in 1996. The increase in cost of sales and corresponding decrease in gross profit margin for 1997 (as a percent of sales) was primarily due to an increase in the Company's cost of raw materials as a percentage of selling price and the application of fixed overhead to lower unit sales volume.

	Selling, general and administrative expenses for the nine months ended December 31, 1997 amounted to $1,670,000 (or 6.1% of sales) compared to $1,775,000 (or 5.0% of sales) for the comparable period in 1996. The decrease of selling, general and administrative expenses was due to cost containment efforts by the Company, although not in proportion to the decrease in sales.

	Interest expense for the nine months ended December 31, 1997 amounted to $342,000 compared to $264,000 for the nine months ended December 31, 1996. This increase is the result of increased borrowings due to the addition of new plant production equipment and higher revolving credit line usage.


	The 1997 provision for income taxes of $2,000 resulted primarily from provision for state tax at statutory rates.
Credits for federal income taxes were offset by increases in the valuation allowance for the nine months ended December 31, 1997.
The provision for income tax for the nine months ended December 31, 1996 of $4,000 reflects provision for taxes at statutory rates on period income. Such amounts are re-evaluated each quarter based on the results of operations.

	The Company's net loss of $1,176,000 for the nine months ended December 31, 1997 represents a decrease of $1,187,000 from the net income of $11,000 for the comparable period in 1996. The primary factors contributing to these changes are discussed above.

Liquidity and Capital Resources


	At December 31, 1997 the Company had working capital of $2,763,000 as compared to working capital of $713,000 at March
31, 1997.   This increase is due to the extension of the
Company's revolving credit line from September 30, 1997 to May 1999 and its consequent reclassification as a non-current liability. The Company's revolving bank line of credit, which is for a maximum of $5,000,000, is available for the Company's working capital requirements.


	At December 31, 1997, $3,544,000 was outstanding under such revolving line of credit and $128,000 was available for additional borrowing at that time (based on the inventory and receivable formula). Advances under this facility are limited to 50% of inventory and 80% of receivables. The rate of interest on amounts borrowed against the revolving credit facility is prime plus 1%. A .25% annual unused line fee is also charged on this facility. The agreement contains various restrictive convenants the most significant of which relates to limitations on capital expenditures ($1,000,000 annually outside of those financed with the lender under its term loan facility).
 This loan is cross collateralized with other loans from the lender and secured by substantially all of the Company's assets, including accounts receivable, inventory and equipment. The Company intends to continue to utilize this line of credit as needed for operations.


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



	In June, 1996 Chittenden Bank entered into a agreement with the Company to provide an additional term loan of up to $1,000,000 for the financing of equipment and capital improvements.
Interest is at the prime lending rate plus 1%. At December 31, 1997, $174,000 was outstanding and $826,000 is available for future capital improvements through September, 1998.




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


	For the nine months ended December 31 1997 cash provided by operating activities was $471,000. In addition to the loss from operations, increases in accounts receivable of $520,000 used cash. Cash was also used by a decrease in accrued expenses of $25,000. Increases in accounts payable of $863,000 and a decrease in inventories of $1,081,000 provided cash.


	Net cash used by investing activities was $373,000 for the nine months ended December 31, 1997 which represented purchases of property, plant and equipment.


	Net cash provided by financing activities was $223,000 for the nine months ended December 31, 1997. Net proceeds from the revolving credit loan in the amount of $404,000 provided cash.
Repayment of long-term debt obligations in the amount of $181,000 utilized cash in the period.

	The Company estimates that based upon its current plans, its resources, including revenues from operations and utilization of its existing credit lines, will be sufficient to meet its anticipated needs for at least 12 months.


PART II -  OTHER INFORMATION







Item 6.		Exhibits and Reports on Form 8-K



(b)	There were no reports on Form 8-K filed during the three
months ended 	December 31, 1997.

SIGNATURES





	Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





February 11, 1998



						Lucille Farms, Inc.
						  (Registrant)







						By:

							Alfonso Falivene,
 						President (Duly Authorized Officer)




						By:

							Stephen M. Katz,
							Vice President-Finance
				   and Administration
							(Principal Financial Officer)