Form 10-K
period 1998-03-31
LUCILLE FARMS INC
filed 1998-07-13
CIK 908179

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

________________

FORM 10-K

(Mark One)

[X]             ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
             OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 1998

OR

[  ]           TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
             OF THE SECURITIES EXCHANGE ACT OF 1934



Commission file number 1-12506



LUCILLE FARMS, INC.

(Exact name of Registrant as specified in its Charter)



		Delaware					13-2963923

	(State of incorporation)	 (I.R.S. employer identification no.)



     	150 River Road, P.O. Box 517			(973) 334-6030

	  Montville, N.J.  07045		(Registrant's telephone number)

  (Address of principal executive office)



Securities registered pursuant to Section 12(b) of the Act:

None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, par value $.001 per share

Preferred Stock Purchase Rights

(Titles of Classes)



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]



Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]



The aggregate market value of the voting stock held by non-affiliates of the Registrant was 2,668,781 based on the average bid and ask price as reported by NASDAQ on June 26, 1998.



The number of shares of the Registrant's common stock outstanding as of June 26, 1998 was: 3,002,500.







Documents Incorporated by Reference

None





PART I





ITEM 1.	BUSINESS



General



Lucille Farms, Inc. (the "Company") is engaged in the manufacture and marketing of conventional mozzarella cheese and, to a lesser extent, other Italian variety cheeses. Utilizing proprietary formulas and processes, the Company has developed a nutritional line of products consisting of (a) an all natural, cholesterol free mozzarella-style cheese substitute which is low in saturated fat and has the taste, mouth feel, texture, handling and cooking characteristics of conventional mozzarella cheese ("Mozzi-RITETM" for the Real Italian Taste Experiencer),
(b) an all natural, no-cholesterol and no-fat mozzarella cheese ("Tasty-Lite CheeseTM - Fat Free"), and (c) an all natural mozzarella cheese ("Tasty-Lite CheeseTM - Light"). The Company believes that there is currently no other all natural, cholesterol free mozzarella cheese substitute or all natural, no-cholesterol and no-fat mozzarella cheese on the market. For the fiscal years ended March 31, 1998 and 1997, conventional mozzarella cheese sales and blends accounted for over 90% of the Company's revenues. Sales of the Company's nutritional line of products during these periods were not significant. All of the Company's products, which are manufactured in the Company's production facility in Swanton, Vermont, are made of natural ingredients.



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



In August 1998 the Company intends to have a fully operational retail cheese packaging capability, although there can be no assurance in this regard. The Company is negotiating with several companies to co-pack their private label retail cheese lines in popular sizes.



Once this capability is developed, the Company will be in a position to pursue the higher profit margins available in the retail marketplace. At present the Company is considering other retail opportunities.















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



Despite the slower rate of adoption, the Company is hopeful that these segments will move to introduce low fat food options.













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



Products



The Company's products include the following:



Conventional Cheese Group:



Conventional Mozzarella. The Company's premium quality, all natural mozzarella cheese meets or exceeds all federal and industry standards for purity, freshness, taste, appearance and texture. During the fiscal years ended March 31, 1996, 1997 and 1998, conventional mozzarella cheese sales and blends accounted for approximately 88%, 90% and 88%, respectively, of the Company's sales.



Conventional Provolone. The Company's provolone is a premium quality, all natural cheese that meets or exceeds all federal and industry standards for purity, freshness, taste, appearance and texture. During the fiscal years ended March 31, 1996, 1997 and 1998, sales of conventional provolone accounted for approximately 6%, 5%, and 5%, respectively, of the Company's sales.



Conventional Feta. The Company's feta is a premium quality, all natural cheese that meets or exceeds all federal and industrial standards for purity, freshness, taste, appearance and texture. During the fiscal years ended March 31, 1996, 1997 and 1998, sales of feta accounted for less than 1% of the Company's sales in each of such periods.









Nutritional Products Group:



Mozzi-RITETM. The Company manufactures a proprietary mozzarella-style cheese substitute made with 97% pasteurized skim milk and 3% canola and sunflower oils. Mozzi-RITETM is all natural, cholesterol free and low in saturated fat and sodium.
A "substitute cheese" must be nutritionally equal or superior to its conventional counterpart, whereas "imitation cheese" (which the Company does not produce) is nutritionally inferior to conventional cheese. The Company believes that its Mozzi-RITETM cheese substitute has the taste, mouth feel, texture, handling and cooking characteristics of conventional mozzarella. Mozzi-RITE differs from "conventional cheese" in that oils are used in its manufacture, whereas butterfat containing cholesterol and saturated fat is used in the manufacture of conventional cheese. To the Company's knowledge, there is currently no other all natural, cholesterol-free mozzarella-style cheese substitute on the market.



Tasty-Lite CheeseTM - Fat Free. This all natural mozzarella cheese is made from 100% pasteurized skim milk, and contains no fat or cholesterol, is low in sodium and has reduced calories compared to conventional mozzarella. The Company is not aware of any other all natural, real mozzarella cheese available that is both fat and cholesterol free.



Tasty-Lite CheeseTM - Light. This all natural mozzarella cheese is made from 100% pasteurized part-skim milk and contains nearly 60% less fat than whole milk mozzarella, and 50% less fat than conventional part-skim mozzarella. This product is low in cholesterol and sodium. Its fat content, however, is greater than the Company's Tasty-Light CheeseTM - Low Fat nutritional product.



During the fiscal years ended March 31, 1996, 1997 and 1998, the


Company's nutritional products accounted for approximately 3%,2%
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











Production Facilities



The Company currently produces substantially all of its products at its manufacturing plant in Swanton, Vermont. The Swanton facility, located in Franklin County, Vermont's highest volume dairy producing area, operates 24 hours a day, 6 days a week and ships approximately 500,000 pounds of bulk product per week.
The plant currently has 65 full-time and 5 part-time employees. The Swanton facility is designated as an approved plant by the United States Department of Agriculture and is qualified to produce cheese for the armed forces and school lunch programs, which it has been doing since the facility was built in 1975. The Company has equipment for shredding, dicing, slicing, vacuum packaging, gas flush bag packaging, and labeling its products. The manufacturing equipment is of modern design and assembled in a flow through arrangement for labor saving operation. The production operation has been established in such a way that changes in cheese orders, whether size, specification, packaging, labeling or delivery dates, can be accomplished without significant effort or disruption of operations. Due to recent improvements, the Company's facility now has the capacity to produce approximately 600,000 pounds of bulk product per week. The Company believes that its facilities currently lack the capacity to fill all of the future demand if significant added sales are achieved, for which there can be no assurance. In the event additional capacity is required, the Company may either (a) contract out its excess production to, and/or rent plant time from, other manufacturers ("co-packing"), or (b) further expand its current plant facilities, subject to appropriate financing, for which it believes it has sufficient acreage and technical capabilities. However, there can be no assurance that co-packing arrangements can be effected, or, if effected, that such arrangements could be done in a timely manner and at a reasonable cost.



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



Markets and Customers



The Company's products are sold primarily to the food service segment of the cheese market. To a lesser extent, sales are made to the industrial and government segments of the cheese market. The Company intends to market its products to the retail segment, beginning in August of 1998, primarily to supermarkets in the Northeastern U.S.



The food service segment of the cheese market includes pizza chains and independent pizzerias, restaurants, recreational facilities, transportation hubs, business feeders, health care facilities, schools and other institutions, which utilize the Company's products as ingredients in preparing foods for on premise consumption. The Company sells its products to the food service segment of the cheese market through a network of 20 non-exclusive food brokers that sell to approximately 140 independent distributors that service the industry in over 27 states and Washington, D.C. The bulk of the Company's products distributed in the food service market are utilized by regional pizza chains and independent pizza shops. For the fiscal years ended March 31, 1996, 1997 and 1998, sales of the Company's products to the food service segment of the cheese market accounted for approximately 80% to 90% of revenues. Virtually all of such sales were of the Company's conventional cheeses.
In the fiscal years ended March 31, 1996 and 1997, one customer, Lisanti Foods, Inc., accounted for approximately 11% and 14% of sales, respectively. In the fiscal year ended March 31, 1998, no one customer accounted for more than 10% of the Company's sales.



In the industrial segment of the cheese market, the Company sells its products to manufacturers for use as an ingredient in processed foods, such as frozen and refrigerated pizzas, a variety of Italian specialty convenience foods, and general frozen entrees and side dishes. The finished processed foods are then generally sold to retail supermarket and grocery accounts under various brand names. The majority of the Company's sales of its conventional cheeses and nutritional products to the industrial market are made directly by the Company's in-house sales staff. For the fiscal years ended March 31, 1996,1997 and 1998, sales of the Company's products to the industrial segment of the cheese market accounted for approximately 9% to 19% of revenues.



The government segment of the cheese market includes the military, school lunch program and the commodities price support program. For the fiscal years ended March 31, 1996, 1997 and 1998, sales of the Company's products to the government segment of the cheese market accounted for approximately 1% of revenues.





	The necessary packaging equipment enabling the Company to sell to the retail segment is expected to be fully operational as of August 1, 1998,

although there can be no assurance in this regard.



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



Competition



The Company faces intense competition. The conventional cheese market is a commodity, price-sensitive industry, with numerous small local, medium-sized regional, and large national competitors. The Company competes with many established national manufacturers of conventional cheese, including Kraft, Inc., Borden, Inc., Sargento Foods, Inc., Suprema Foods and Sorrento Cheese Company Inc. There are also a number of national dairy cooperatives, including Dairymen's Creamery Association Inc., Agri-Mark and Mid-American Dairymen Inc. Many of these competitors have significantly greater financial and other resources than the Company.



The principal competition for the Company's nutritional products group include many of the same major competitors listed above in the conventional cheese industry, in addition to Sargento Foods, Inc., Alpine Lace Brands, Inc. and Stella Foods, Inc.



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



Trademarks and Patents



The Company owns the trademarks Lucille FarmsTM , Monte CarloTM, Mozzi-RITETM, Real Italian Taste Experiencer, and Tasty-Lite CheeseTM for its products. The Company owns a registered trademark for Real Italian Taste Experiencer. In addition, the Company is currently pursuing trademark protection for a number of other potential names for existing and planned new products. The Company believes these trademarks are an important means of establishing consumer recognition for the Company and its products. However there can be no assurance as to the degree that these trademarks offer protection to the Company, or that the Company will have the financial resources to engage in litigation against any infringement of its trademarks, or as to the outcome of any litigation if commenced.

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



Employees



The Company and its wholly-owned manufacturing subsidiary currently employ 72 full-time employees, five of which are executive officers of the Company. Of such employees, seven are in executive and administrative positions, 60 are in production and distribution, and five are in clerical positions. Of such employees, 65 are located at the Swanton, Vermont facility and seven are located at the Company's executive offices in Montville, New Jersey.



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



NOT APPLICABLE
PART II



ITEM 5.	MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED

		STOCKHOLDER MATTERS



The Company's Common Stock has been traded on the National Association of Securities Dealers Automated Quotation System ("NASDAQ") under the symbol "LUCY". The following table sets forth the high and low bid quotations reported on NASDAQ for the Company's Common Stock for the periods indicated.



								High			Low



Year Ended March 31, 1998:



First Quarter						2-7/8			1

Second Quarter						2			1-1/8

Third Quarter						1-7/8			1-1/4

Fourth Quarter						1-11/16		1-1/4



Year Ended March 31, 1997:





First Quarter						4-3/4			3-7/8

Second Quarter						4-1/2			4

Third Quarter						4			3-3/4

Fourth Quarter						3-3/4			2-1/4



The above quotations represent prices between dealers, do not include retail mark-ups, markdowns or commissions and do not necessarily reflect actual transactions.



As of June 26, 1998 there were approximately 95 holders of record of Common Stock. Since many shares are registered in street name, the number of beneficial owners is considerably higher.



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



Statement of Operations Data (in thousands, except share and per share data)



								  	Year Ended March 31

	1998  	1997  	1996  	1995  	1994

Net Sales . . . . . . . .   	$36,175 	$43,890 	$41,708 	$35,159
	$32,131

Net income (loss) . . . .  	(2,138) 	 (935) 	773 	(997) 	(178)

Net income (loss) per share . . . . . . . . .  . 	 (.71) 	 (.31)
	 .25 	 (.33) 	 (.08)

Weighted average common and common equivalent shares
outstanding. . . .  	  3,002,500   	  3,005,513  	  3,052,500
3,052,500 	  2,138,438











Balance Sheet Data (in thousands)



 	                March 31,

	1998  	1997  	1996  	1995  	1994

Total assets . . . . . .  	$11,656 	$13,330 	$12,773 	$11,109
	$10,474

Long-term debt and  capital lease  obligations . . . . . . .
4,832 	  2,150 	  1,902 	  1,880 	  630

Total liabilities . . . .  	9,645 	9,181 	7,564 	6,673 	5,041

Working capital . . . . . 	1,282   	713    	2,345  	1,842
	3,318

Stockholders' equity . .   	2,011 	4,149 	5,209 	4,436 	5,433

















ITEM 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL

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



Year ended March 31, 1998 compared to the year ended March 31,
1997



Sales for the year ended March 31, 1998 decreased to $36,175,000 from $43,890,000 for the comparable period in 1997, a decrease of $7,715,000 (or 17.6%). Approximately $4,400,000 (or 57.0%)
of such amount was due to a decrease in the number of pounds of cheese sold and approximately $3,315,000 (or 43.0%) of such decrease was due to a decrease in the average selling price for cheese. The volume decrease was due to intense competition in the commodity markets and excess availability of cheese in the period. The Company anticipates volume increases and increased demand in the months ahead, although there can be no assurance in this regard. The decrease in average selling price was the result of lower block cheddar market prices coupled with intense pricing competition in the marketplace resulting in a lower selling price per pound of cheese.



Cost of sales and gross profit margin for the year ended March 31, 1998 were $35,627,000 (or 98.5% of sales) and $548,000 (or
1.5% of sales), respectively, compared to a cost of sales and gross profit margin of $42,181,000 (or 96.1% of sales) and $1,709,000 (or 3.9% of sales), respectively, for the comparable period in 1997. The increase in cost of sales and corresponding decrease in gross profit margin for 1998 as a percentage of sales is primarily due to an increase in the Company's cost of raw materials as a percentage of selling price. In addition, the allocation of labor and overhead costs to fewer units of production resulted in a slightly higher cost per pound and lower margins.











Selling, general and administrative expenses for the year ended
March 31, 1998 amounted to $2,260,000 (or 6.2% of sales) compared to $2,301,000 (or 5.2% of sales) for the comparable period in 1997, a decrease of $41,000 (or 1.8%).



Interest expense for the year ended March 31, 1998 amounted to $481,000 compared to $392,000 for the year ended March 31, 1997 an increase of $89,000. This increase is the result of increased borrowings due to the addition of new plant production equipment and higher revolving credit line usage in the year.



The provision for income tax for the year ended March 31, 1998 of $1,000 and March 31, 1997 of $10,000 reflect minimum state taxes with the tax benefits of operating losses being offset by the effect of increasing the valuation allowance by $754,000 in 1998 and increasing the valuation allowance by $302,000 in 1997
 . Such amounts are re-evaluated each year based on the results of the operations.



The Company's net loss of $2,138,000 for the year ended March 31, 1998 represents a increased loss of $1,203,000 from the net loss of $935,000 for the comparable period in 1997. The primary factors contributing to these changes are discussed above.



With respect to its gross profit margin, the Company has met with certain of its suppliers to address the pricing of fluid milk and the pricing formula considerations required to improve the Company's gross margins. As a result some significant considerations have been obtained effective in the first quarter of fiscal 1999. Furthermore, the selling price for the Company's nutritional line of cheeses is less dependent on the Block Cheddar Market, which dictates the Company's commodity cheese prices. With respect to its nutritional line of cheeses, the Company is continuing its efforts to increase sales of such products. To date sales of the nutritional cheeses have not been significant. The Company has now positioned itself to co-pack private label retail products. However, there can be no assurances as to whether such sales can be achieved or maintained. In addition, the Company has continued to upgrade its equipment to enable it to reduce costs and add product lines with greater margins.



Year ended March 31, 1997 compared to year ended March 31, 1996



	Sales for the year ended March 31, 1997 increased to $43,890,000 from $41,708,000 for the comparable period in 1996, an increase of $2,182,000 (or 5.2%). Approximately $2,764,000 (or 126.7%) of such increase was due to an increase in the average selling price for cheese. This was offset in part by a decrease in the number of pounds of cheese sold resulting in a decrease in sales of $582,000 (or 26.7%). The volume decrease was due to intense price competition in the commodity markets and excess availability of cheese in the last half of the fiscal year. The increase in average selling price was the result of extremely favorable Block Cheddar Market prices during the first half of the fiscal year, followed by, in the last half of the year, what the Company believes was a record decline in the Block Cheddar Market causing a decrease in unit pricing which resulted in a significant decrease in the unit selling price of cheese and the resulting loss of margins.







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











































Liquidity and Capital Resources



	At March 31, 1998 the Company had working capital of $1,282,000 as compared to working capital of $713,000 at March 31, 1997.
This increase is due to the extension of the Company's revolving credit line from September 30, 1997 to May 1999 and its consequent reclassification as a non-current liability. The
Company's revolving bank line of credit is available for the Company's working capital requirements.



At March 31, 1998, $2,947,000 was outstanding under such revolving line of credit and no funds were available for additional borrowing at that time (based on the inventory and receivable formula). Advances under this facility are limited to 50% of inventory and 80% of receivables. The rate of interest on amounts borrowed against the revolving credit facility is prime plus 1%. A .25% annual unused line fee is also charged on this facility. The agreement contains various restrictive convenants the most significant of which relates to limitations on capital expenditures ($1,000,000 annually outside of those financed with the lender under its term loan facility).
 This loan is cross collateralized with other loans from the lender and secured by substantially all of the Company's assets, including accounts receivable, inventory and equipment. The Company intends to continue to utilize this line of credit as needed for operations.



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



	As of July 8, 1998, the revolving credit loan and the other loans with the bank were modified due to the Company's 1998 losses. The modifications among other things includes the reduction of the revolving credit line to $4,250,000, the reduction of the capital expenditure line to $924,000, the interest rates on all loans with the bank will increase to prime plus 1.5% effective September 1, 1998 and increase .25% the first of every month thereafter until the interest rate reaches prime plus 2.50%. The Company does not believe that this will have a material effect on the operations of the Company.











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



	For the year ended March 31, 1998 cash provided by operating activities was $91,000. In addition to the loss from operations, decreases in other assets of $7,000 used cash.
Decreases in accounts receivable of $145,000 and prepaid expenses of $35,000 provided cash. Cash was also provided by increases in accounts payable of $837,000, a decrease in inventories of $809,000 and an increase in accrued expenses of $5,000.



	Net cash used by investing activities was $360,000 for the year ended March 31, 1998 which represented purchases of property, plant and equipment of $395,000 reduced by loan proceeds and deposit reductions amounting to $16,000 and proceeds from sale of equipment amounting to $19,000.



	Net cash used by financing activities was $416,000 for the year ended March 31, 1998. Repayments of the revolving credit loan of $193,000 used cash. Repayments of long-term debt obligations in the amount of $239,000 also utilized cash while proceeds from note repayments of $16,000 provided cash in the period.



	The Company estimates that based upon its current plans, its resources, including revenues from operations and utilization of its existing credit lines, will be sufficient to meet its anticipated needs for at least 12 months.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA



Follow on next page

Shareholders

Lucille Farms, Inc.

and Subsidiaries



Independent Auditors' Report





	We have audited the accompanying consolidated balance sheet of Lucille Farms, Inc. and Subsidiaries as at March 31, 1998 and
1997 and the related consolidated statements of operations, stockholders' equity and cash flows for the years ended March
31, 1998, 1997 and 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.



	We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.



	In our opinion, the aforementioned consolidated financial statements present fairly, in all material respects, the financial position of Lucille Farms, Inc. and Subsidiaries as at March 31, 1998 and 1997, and the results of their operations and their cash flows for the years ended March 31, 1998, 1997 and 1996 in conformity with generally accepted accounting principles.







						     /s/ Citrin Cooperman & Company, LLP

					          CITRIN COOPERMAN & COMPANY, LLP





New York, New York

May 30, 1998, except

for the last paragraph

of Note 6, as to which

the date is July 8, 1998

























				LUCILLE FARMS, INC. AND SUBSIDIARIES								CONSOLIDATED
BALANCE SHEET										AS AT MARCH 31,



					ASSETS			1998		    1997

Current Assets:



   Cash and cash equivalents			 	    $737,000	$1,422,000

   Accounts receivable, net of allowances 	   2,833,000
2,999,000

   of $78,000 in 1998 and $57,000 in 1997

   Inventories						   1,895,000	 2,704,000

   Deferred income taxes					45,000	    37,000

   Prepaid expenses and other current assets	      69,000     _
 104,000



	Total Current Assets				   5,579,000     __7,266,000

Property, Plant and Equipment, Net			   5,314,000     _ 5,322,000



Other Assets:

   Due from officers					     169,000	   176,000

   Deferred income taxes				     471,000	   441,000

   Deposits on equipment				       -- 		     9,000

   Other							     123,000     _   116,000

      Total Other Assets				     763,000     _   742,000

      TOTAL ASSETS					 $11,656,000     $13,330,000



			LIABILITIES AND STOCKHOLDERS' EQUITY



Current Liabilities:

   Accounts payable					  $3,791,000	$2,954,000

   Revolving credit loan				  	--		 3,140,000

   Current portion of long-term debt		     282,000	   240,000

   Accrued expenses		   			     224,000	   219,000

      Total Current Liabilities			   4,297,000	 6,553,000

Long-Term Liabilities:

   Long-term debt						   1,885,000	 2,150,000

   Revolving credit loan				   2,947,000	     --

   Deferred income taxes				     516,000	   478,000

      Total Long-Term Liabilities			   5,348,000	 2,628,000

      TOTAL LIABILITIES					   9,645,000	 9,181,000

Stockholders' Equity:

   Common stock - $0.001 par value,10,000,000

     shares authorized, 3,052,500 shares in

     1998 and in 1997 issued 					 3,000	     3,000

   Additional paid-in capital			 	   4,512,000	 4,512,000

   Retained (deficit) earnings		 	  (2,379,000)	  (241,000)

								   2,136,000	 4,274,000

   Less:  50,000 shares treasury stock

   at cost						          (125,000)	  (125,000)

      Total Stockholders' Equity			   2,011,000 	 4,149,000

      TOTAL LIABILITIES AND

      STOCKHOLDERS' EQUITY				 $11,656,000     $13,330,000



See accompanying notes to consolidated financial statements.



LUCILLE FARMS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF OPERATIONS

FOR THE YEARS ENDED MARCH 31,





						    1998	      1997	          1996



Sales			 	    		$36,175,000    $43,890,000	$41,708,000



Cost of Sales				 35,627,000     42,181,000 	 38,201,000



Gross Profit				 __ 548,000      1,709,000 	  3,507,000



Other Expense (Income):

  Selling				        1,624,000	     1,648,000	  1,810,000



  General and administration	          636,000	       653,000
 644,000



  Gain on Sale of Equipment		    (10,000)	   --			--



  Interest Income	    			    (46,000)       (59,000)	    (76,000)



  Interest Expense			 __ 481,000     ___392,000 	    353,000



Total Other Expense (Income)	       _2,685,000      2,634,000
2,731,000



(Loss) Income before income taxes	 (2,137,000)      (925,000)
 776,000



(Provision) for income taxes  	 __  (1,000)    __ (10,000)
 (3,000)



Net (Loss) Income				$(2,138,000)     $(935,000)	   $773,000



Net (Loss) Income per share		      $(.71)         $(.31)
$.25



Weighted average shares

outstanding used to compute

Net (Loss) Income per share		  3,002,500      3,005,513
3,052,500





















		See accompanying notes to consolidated financial statements











LUCILLE FARMS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

FOR THE YEARS ENDED MARCH 31, 1998, 1997 AND 1996





		    Common Stock  Additional   Retained Treasury Stock

		   	          	 Paid In     Earnings

		 Shares  Amount   Capital     (Deficit) Shares Amount    Total



Balance

March 31,

1995	     3,052,500 $3,000 $4,512,000    $(79,000)        $
   $4,436,000



Net Income _________ ______ __________    _773,000  ______
_______      773,000



Balance

March 31,

1996	     3,052,500  3,000  4,512,000     694,000
5,209,000



Net loss					      (935,000)                    (935,000)



Purchase of

50,000 shares

of treasury

stock	      ________ _______ _________   _________  50,000
(125,000)  (125,000)



Balance

March 31,

1997	     3,052,500  3,000  4,512,000    (241,000) 50,000
(125,000) 4,149,000



Net Loss   _________  ______ _________  (2,138,000) ______
________  2,138,000)



Balance

March 31,

1998	     3,052,500 $3,000 $4,512,000 $(2,379,000)
50,000$(125,000)$2,011,000

























		See accompanying notes to consolidated financial statements











LUCILLE FARMS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CASH FLOWS

FOR THE YEARS ENDED MARCH 31,

							  1998	   1997	    1996

Cash Flows from Operating Activities:

 Net (loss) income			     $(2,138,000)	 $(935,000)    $773,000

Adjustments to reconcile net (loss)

income to net cash (used by) provided

by operating activities:

 Depreciation and amortization		   394,000     338,000
290,000

 Provision for doubtful accounts		    21,000      22,000
(30,000)

 Gain on sale of equipment			   (10,000)



(Increase) decrease in assets:

  Accounts receivable				   145,000   1,088,000   (1,212,000)

  Inventories		                     809,000  (1,155,000)
105,000

  Prepaid expenses and other

  current assets					    35,000      43,000       17,000

  Other Assets					    (7,000)    (53,000)      (8,000)

Increase (decrease) in liabilities:

  Accounts payable				   837,000    (331,000)     536,000

  Accrued expenses				     5,000     (74,000)      54,000

Net cash provided by (used by)

operating activities				    91,000  (1,057,000)     525,000



Cash Flow From Investing Activities:

 Investment in U.S. Treasury Bills			     			    474,000

 Proceeds from repayment of officers' loans    7,000	    19,000


 Proceeds from sale of equipment		    19,000

 Purchase of property, plant and

 equipment					  	  (395,000) (1,295,000)    (390,000)

 Deposits on equipment			           9,000     171,000
(180,000)

Net cash (used by) Investing Activities     (360,000)
(1,105,000)     (96,000)



Cash Flow From Financing Activities:

 (Repayments of) proceeds from revolving

  credit loan-net					  (193,000)  1,751,000	    307,000

  Proceeds from long-term debt and notes      16,000     456,000
     249,000

  Principal payments of long-term debt

  and notes					  	  (239,000)   (195,000)    (238,000)

  Purchase of treasury stock			  _________	  (125,000)
_________

  Net cash (used by) provided by

  financing activities				  (416,000)  1,887,000      318,000

Net (decrease) increase in cash	        (685,000)   (275,000)
 747,000

Cash and Cash Equivalents Beginning	       1,422,000   1,697,000
     950,000

Cash and Cash Equivalents Ending           $ 737,000  $1,422,000
  $1,697,000



SUPPLEMENTAL DISCLOSURES OF

CASH FLOWS INFORMATION:

 Cash paid during the period for:

 Interest						  $478,000    $356,000     $351,000

 Income Taxes					     2,000      10,000        2,000



	See accompanying notes to consolidated financial statements



LUCILLE FARMS, INC. AND SUBSIDIARIES



NOTES TO CONSOLIDATED FINANCIAL STATEMENTS







NOTE 1  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES



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



Inventories

Inventories are stated at the lower of cost or market determined on a first-in, first out method of accounting.



Property, Plant and Equipment

Property, plant and equipment are stated at cost. Depreciation and amortization is being provided on a straight-line basis over the estimated useful lives of the asset as follows:

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



Earnings per Share

During the year the Company adopted Statement of Financial Accounting Standards No. 128, "Earnings per Share." This statement establishes standards for computing and presenting basic and diluted earnings per share. Basic earnings per share is computed by dividing net earnings available to common shareholders by the weighted average common shares outstanding for the period. Diluted earnings per share is computed by dividing net earnings available to common shareholders by the weighted average common shares outstanding adjusted for the dulutive effect of options granted under the Company's stock option plans. Prior periods were not restated for this new statement since the options were antidilutive.



Impairment of Long-Lived Assets and Long Lived Assets to be
Disposed of

The Company adopted the provisions of Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets to be Disposed of," as of April 1, 1996. The Statement requires that long-lived assets and certain identifiable intangibles be reviewed for impairments whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Adoption of this Statement did not have an impact on the Company's financial position or results of operations.



Accounting for Stock-Based Compensation

Effective April 1, 1996, the Company adopted the fair value disclosure requirement of SFAS No. 123, "Accounting for Stock-Based Compensation." As permitted by SFAS No. 123, the
Company did not change the method of accounting for its employee stock compensation plans. See Note 14 for the fair value disclosures required under SFAS No. 123.



NOTE 2  ACCOUNTS RECEIVABLE



The Company has entered into a revolving credit facility with a bank whereby it has pledged all of its accounts receivable as collateral (Note 6).

























NOTE 3  INVENTORIES



Inventories consist of the following:

						March 31, 1998	March 31, 1997



	Finished goods			  $1,236,000	  $1,564,000

	Raw materials			     312,000  	     763,000

	Supplies and packaging		     347,000	     377,000

						  $1,895,000	  $2,704,000



Inventories are pledged as collateral under a revolving credit facility with a bank (Note 6).



NOTE 4  PROPERTY, PLANT AND EQUIPMENT



Property, plant and equipment consists of the following:



						March 31, 1998	March 31, 1997

	Land					     $25,000	     $25,000

	Plant			   		   3,867,000	   3,859,000

	Equipment		 		   5,799,000	   5,564,000

	Construction in progress	      77,000        __________


			 			   9,768,000	   9,448,000

	Less:  accumulated depreciation

	and amortization			   4,454,000	   4,126,000

						  $5,314,000        $5,322,000



Included in property, plant and equipment is capitalized interest of $74,000 and $67,000 at March 31, 1997 and 1996, respectively. Interest capitalized was $7,000 for the year ended March 31, 1997.





Construction in Progress



In February 1998 the Company entered into an agreement with a user of processed whey to construct a roller drying facility to process its whey. The agreement provides for the construction of a building and the purchase of equipment by the Company. The estimated cost is expected to be $1,000,000. The user has agreed to provide certain equipment and technology to be used at the facility and to purchase all of the whey produced.



NOTE 5  DUE FROM OFFICERS



Amounts due from officers reflect advances and loans which effective June 1, 1992 are represented by promissory notes bearing interest at 9% per annum. Interest is payable beginning on June 1, 1994 and annually thereafter, with the principal due on June 1, 2000. $14,000, $15,000 and $18,000 was included in operations as interest income for the years ended March 31, 1998, 1997 and 1996, respectively.







NOTE 6 REVOLVING CREDIT LOAN



The Company has available a $5,000,000 revolving credit facility at March 31, 1998. The rate of interest on amounts borrowed against the revolving credit facility is based upon the New York prime rate plus 1% in 1998 and 1997 (9.5% at March 31, 1998 and 1997). The facility, which was to expire on September 1, 1997, was renewed until May 30, 1999. Due to the extension of the Company's revolving credit line to May 30, 1999, the balance advanced under the line at March 31, 1998 has been classified as long-term in the accompanying consolidated balance sheet. Advances under this facility are limited to 50% of inventory (with a cap on inventory borrowings of $1,000,000) and 80% of receivables as defined in the agreement. The commitment contains various restrictive covenants the most significant of which relates to limitations on capital expenditures ($1,000,000 annually outside of those financed with the lender under its term loan facility). In addition, the Company was required to generate an increase in its dollar amount of net worth annually.
 This covenant was waived by the bank for fiscal year ended
March 31, 1998.



This loan is cross collateralized with other loans from the bank and is secured by substantially all of the Company's assets.



As of July 8, 1998, the revolving credit loan and the other loans with the bank (see note 7) were modified due to the Company's 1998 losses. The modifications among other things includes the reduction of the revolving credit line to $4,250,000, the reduction of the capital expenditure line to $924,000, the interest rates on all loans with the bank will increase to prime plus 1.5% effective September 1, 1998 and increase .25% the first of every month thereafter, until the interest rate reaches prime plus 2.50%. The Company does not believe that this will have a material effect on the operations of the Company.









































Note 7 LONG-TERM DEBT



Long-term debt consists of the following:

									March 31,	  March 31,

									  1998  	    1997



Term loan with a bank dated December 1, 1994, secured

by real estate, payable monthly at $26,305 including

interest at 1.25 points over the bank's prime rate

(1 point in 1997) adjusted periodically through

December 1, 1999 when the unpaid balance is due.
$1,549,000	$1,703,000

Equipment loan with a bank dated June 13, 1996 to be

converted to a term loan upon completion of additional

borrowings through September 1998, at which time the

outstanding balance is to be repaid over 60 consecutive

months with interest at prime plus 1%.			   174,000	   174,000

Term loan with an equipment supplier dated

April 14, 1994 secured by equipment for $56,000

payable monthly at $1,142 including interest at 8.25%

through April 1999.						    15,000	    26,000

Term loan with a supplier in the amount of $500,000

secured by equipment.  Monthly payments at $7,304

including interest at 6% commenced November 1, 1996

for a period of 84 months.					   415,000	   476,000

Insurance premium financing February 3, 1997

for $14,000 payable monthly at $1,624 including

interest at 10.5%								          11,000

Insurance premium financing February 3, 1998 for

$16,000 payable monthly at

$1,860 including interest at 11%			          14,000 	   _______

							             2,167,000   2,390,000

Less:  current portion				           __  282,000	   240,000

TOTAL						                  $1,885,000  $2,150,000



As of March 31, 1998 long-term debt matures as follows:



		1999		$282,000

		2000	     1,477,000

		2001		 108,000

		2002		 112,000

		2003		 117,000

		2004	    __  71,000									          	    $2,167,000



Virtually all of the Company's property, plant and equipment are pledged as collateral for these obligations.



On April 30, 1996 the bank entered into a commitment with the Company to provide an additional term loan of up to $1,000,000 for the financing of equipment and capital improvements. At
March 31, 1998, $174,000 was outstanding.



The bank loans are cross collateralized with the revolving credit loan from the same bank, all of which have been modified as of June 30, 1998. See Note 6.

Note 8  INCOME TAXES



Temporary differences and carryforwards which give rise to deferred tax assets and liabilities are as follows:



						March 31, 1998	    March 31, 1997



				         Deferred   Deferred Tax    Deferred      Deferred
Tax  			 		  Tax Asset   Liability      Tax Asset     Liability

Depreciation				      		  $516,000  			    $478,000

Provision for doubtful accounts	   $30,000			   $22,000

Reserve for compensated

absences				    15,000			    15,000

Investment tax credit

carryforwards				   109,000			   125,000

Operating loss carryforwards	 1,465,000                   665,000

Contribution carryforwards		     2,000     _______         2,000
        _______

					 1,621,000     516,000	   829,000        478,000

Valuation Allowance			(1,105,000)    __           (351,000)
 ________

      Total Deferred Tax		  $516,000    $516,000  	  $478,000
   $478,000



The net change in the valuation allowance for the periods presented were as follows:

						                        March 31

						  	  1998	  1997	    1996

Valuation allowance increase
(decrease)	$754,000	$302,000	$(295,000)



The provision for income taxes represents the provision for minimum state taxes, with the tax benefits of loss carryforwards being offset by increases or decreases in the valuation allowance.



The provision (benefit) for income taxes is different than the amount computed using the United States Federal Statutory income tax rate for the reasons set forth below:



							        March 31,

							1998        1997     1996

Expected tax at U.S. Statutory Rate		(34.0)%	(34.0)%  34.0

State and local income taxes			 (1.3)	  2.5     4.4

Valuation allowance for operating loss

carry forwards not expected to be used

(released).						 35.3        32.6   (38.0)

							  0.0%       1.1%     .4%



Operating loss carryforwards and investment tax credit carryforwards totaled approximately $3,856,000 and $109,000, respectively, as of March 31, 1998 and expire on March 31, of the following years:



				Net Operating Loss		Investment Tax Credit

				2010	$823,000		      1999	 $21,000

				2012   913,000		      2000    13,000

				2013 2,120,000		      2001	  75,000

				    $3,856,000		     Total  $109,000





NOTE 9 LEASE COMMITMENTS



The Company leases automobiles for three of its officers under lease arrangements classified as operating leases. The leases expire in November 1999, May 2000 and June 2000. Rent expense was approximately $18,000, $13,000 and $13,000 for the years ended March 31, 1998, 1997 and 1996, respectively.



Future minimum payments under the leases are approximately
$38,000 as at March 31, 1998.



On December 20, 1994 the Company began leasing waste water purification equipment under leasing arrangements classified as an operating lease. The monthly lease payments are $3,870 for a period of 60 months. Leasing expense was $46,000 for the years ended March 31, 1998, 1997 and 1996. Future minimum payments under the lease are approximately $81,000 as at March 31, 1998. As per the agreement, the Company has the option to purchase the equipment for approximately $44,000 at the end of 50 months or fair market value as determined by independent appraisal at termination of lease.



NOTE 10 SIGNIFICANT MATTERS



The Company currently operates a facility for the purpose of pre-treating the waste water generated from the Company's manufacturing facility. After being cited by state environmental authorities for excess discharge of effluents

(waste by-products), on March 15, 1990, the Company entered into an Assurance of Discontinuance with the State of Vermont. The Company agreed to make certain improvements in the wastewater facility as a result of the various proceedings with the State of Vermont. The improvements were completed in 1995 as required and the Company believes the facility is now in compliance with all regulatory requirements.



NOTE 11 RELATED PARTY TRANSACTIONS



The Company leases space for its executive offices at approximately $1,200 per month from three of its officers under a lease which expired on March 31, 1997. Rent expense was approximately $14,000 for each of the years ended March 31, 1998, 1997 and 1996. These premises are currently being leased on a month to month basis at $1,200 per month.



The Company also leases an additional 900 square feet for $750 monthly on a month to month basis. These premises are owned by three of its officers. This space is primarily used for the Company's marketing operations. Rent expense was $9,000 for each of the years ended March 31, 1998, 1997 and 1996.



NOTE 12 STOCKHOLDER'S EQUITY



In May 1993, the Board of Directors of the Company adopted a resolution authorizing the issue of 250,000 shares of Preferred Stock, par value $0.001 per share. Such preferred stock may be issued in series, the terms of which will be determined by the Company's Board of Directors without action by stockholders and may include dividend and liquidation preferences to common stock, voting rights, redemption and sinking fund provisions and conversion rights. No shares have been issued at March 31, 1998.



NOTE 13 SIGNIFICANT CUSTOMERS



In the year ended March 31, 1998, no customer accounted for more than 10% of sales.



In the year ended March 31, 1997, one customer accounted for approximately

14% of sales.



In the year ended March 31, 1996, one customer accounted for approximately

11% of sales.



NOTE 14 OTHER EVENTS



a.	Employment Agreements



	In April 1993, the Company entered into four year employment agreements

	to be effective upon the closing of the public offering with its three

	principal officers and three other newly employed individuals
pursuant to 	which the three officers each shall be paid
salaries of $100,000,

	$100,000 and $90,000 per annum, respectively, and the other three

	individuals shall be paid salaries of $110,000, $88,000 and $85,000 per

	annum, respectively. Such salaries increased each year to the extent of

	any cost-of living increases. In December 1995 the agreement with the

	individual earning $110,000 was terminated. Effective April 1, 1997 all

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
and be exercisable

	ratably over a five-year period beginning one year from date of


	employment. The options expire upon plan termination, April 1,
2003.  In 		January 1998, options to purchase 25,000 shares were
granted to a

	director of the Company in his capacity as consultant, pursuant to a

	stock option plan at an exercise price of 1.50 per share. The options

	shall expire on January 2008 and will vest to the extent of 5,000 shares

	on date of issue and 5,000 shares on each of the next four anniversary

	dates.





	The per share fair value of stock options granted during the years ended

	March 31, 1998, 1997 and 1996 was $1.01, $1.64 and $1.05,
respectively,

	on the date of grant using the Black Scholes option-pricing model with

	the following assumptions:



					March 31, 1998  March 31, 1997     March 31, 1996

	Expected dividend yield	      -0-%	         -0-%	          -0-%

	Risk free interest rate	      5.6%		   6.5%	 	     6%

	Expected stock volatility    48.1%		  20.1%		    15.2%

	Expected option life	     5 years        7 years		    5 years



	The Company applies AFB Opinion No. 25 in accounting for its
Plan, and

	accordingly, no compensation costs has been recognized in the financial

	statements for its stock options which have an exercise price equal to

	the fair value of the stock on the date of the grant. Had the Company

	determined compensation cost based on the fair value at the grant date

	for its stock options under SFAS No. 123, the Company's net income would

	have 	been reduced to the pro forma amounts indicated below:



						Years Ended    Years Ended	 Years Ended

						March 31, 1998 March 31, 1997 March 31,1996

	Net income (loss):

		As reported......		$   (2,138,000)$    (935,000)  $    773,000

		Pro forma........	  	$   (2,160,000)$    (951,000)  $
752,000

	Net earnings (loss) per share:

		As reported........	$         (.71)$        (.31)	          .25

		Pro forma.......... 	$         (.72)$	      (.32)           .25



	Pro forma net income reflects only options granted during the
years ended 	March 31, 1998, 1997 and 1996.  The full impact of
calculating

	compensation cost for stock options under SFAS No. 123 is not reflected

	in the pro forma 	net income amounts presented above because
compensation 	cost is reflected over the options' vesting period.



	c.	Purchase of Treasury Stock



		In April of 1996 the Company purchased 50,000 share of its common

		stock for cash at a total cost of $125,000 from one of its
former 			officers.























	d.	Preferred Share Purchase Rights



		On June 2, 1997, the Board of Directors declared a dividend
			distribution of one preferred share purchase right on each

		outstanding share of common stock. The rights will be exercisable

		only if a person or group acquires 20% or more of the
Company's 			common stock or announces a tender offer the
consummation of which 			would result in ownership by a  person
or group of 20% or more of

		the common stock.  Each right will entitle stockholders to buy
one 			one-hundredth of a share of a new series of preferred
stock at an 			exercise price of $8.00.  In the event of an
acquisition, merger, 			or other business combination
transaction after a person has 			acquired 20% or more of the
Company's outstanding common stock, 			each right will entitle
its holder to purchase, at the right's 			then-current exercise
price, a number of the acquiring company's 			common shares
having a market value of twice such price.  In

		addition, if a person or group acquires 20% or more of
Company's 			outstanding common stock, each right will entitle
its holder (other 		than such person or members of such group)
to purchase, at the 			right's then-current  price, a number of
the Company's common 			shares having a market value of twice
such price.  Following the 			acquisition by a person or group
of beneficial ownership of 20% or 			more of the Company's
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

		beneficial ownership 20% or more of the Company's common
stock, the 		rights are redeemable for one tenth of one cent per
right at the 			option of the Board of Directors.



NOTE 15 FAIR VALUE AND CREDIT RISK



	The Company provides credit to customers on an unsecured basis after

	evaluating customer credit worthiness. Since the Company sells to a

	broad range of customers with a wide geographical dispersion,

	concentrations of credit risk are limited. In addition, the Company

	provides a reserve for bad debts for accounts receivable, which are

	potentially uncollectible.



	The Company maintains cash accounts with several major financial

	institutions.  At March 31, 1998 approximately $469,000 of the

	Company's cash was in excess of FDIC insured limits.



	The Company considers the fair value of all financial instruments to

	be not materially different from their carrying value at year-end.















ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON

		ACCOUNTING AND FINANCIAL DISCLOSURE



NOT APPLICABLE



PART III





ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT



	The directors and officers of the Company as of June 26, 1998 are as follows:



Name 	Age 	Present Office or Position

Philip Falivene 	80 	Chairman of the Board of Directors and
Executive Vice President-Manufacturing

Gennaro Falivene 	68 	Vice Chairman of the Board of Directors
and Executive Vice President-Quality Control

Alfonso Falivene 	56 	Director, President and Chief Executive
Officer

David McCarty 	42 	Vice President-Marketing and Sales

Stephen M. Katz 	63 	Director, Vice President-Finance and
Administration, Chief Financial Officer and Secretary

Howard S. Breslow 	58 	Director

Jay M. Rosengarten 	53 	Director





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



Mr. Stephen M. Katz has been a director of the Company, its Vice President-Finance and Administration and Chief Financial Officer and Secretary since April 1993. Mr. Katz was a partner in the certified public accounting firm of Drogin & Katz, a position he held since 1970. Drogin & Katz was the Company's accounting firm from 1973 to March 1993. Mr. Katz is a certified public accountant licensed in New York and Florida.



Mr. Howard S. Breslow has been a director of the Company since April 1993. He has been a practicing attorney in New York for more than 25 years and has been a member of the law firm of Breslow & Walker, New York, New York for more than 20 years, which firm is counsel to the Company. Mr. Breslow currently serves as a director of Cryomedical Sciences, Inc., a publicly-held company engaged in the research, development and sale of products for use in low temperature medicine, Vikonics, Inc., a publicly-held company engaged in the design and sale of computer-based security systems, FIND/SVP, Inc., a publicly-held company engaged in the development and marketing of business information services, and Excel Technology, Inc., a publicly-held company engaged in the development and sale of laser products.



 Mr. Jay Rosengarten was appointed to the Board of Directors
effective February 1, 1998.   Mr. Rosengarten, the former Board
Chairman of Shopwell, Chicago is an internationally recognized consultant, author and lecturer on Consumer Marketing, Ethnic Marketing and Business Management. He has been the keynote speaker at numerous national trade association meetings and major corporate events. Mr. Rosengarten has a J.D., from Fordham University Law School. Mr. Rosengarten is a principal in the Rosengarten Group, a management consulting firm, a position he has held from 1993 to present.



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



The Company is not aware of any late filings of, or failure to file, the reports required by Section 16(a) of the Securities
Exchange Act of 1934, as amended.



ITEM 11.	EXECUTIVE COMPENSATION



The following table sets forth certain information regarding compensation paid by the Company during each of the Company's last three fiscal years to the Company's Chief Executive Officer and to each of the Company's executive officers who received salary, bonus and other compensation payments in excess of $100,000 during the year ended March 31, 1998. None of such persons owns, or ever has been granted, stock options of the Company.



SUMMARY COMPENSATION TABLE

		Annual Compensation

Name and Principal     Positions     	Fiscal   Year    	 Salary
	 Bonus 	Other Annual  Compensation (1)

Alfonso Falivene   President and Chief   Executive Officer
	1998 1997 1996 	$106,000  112,700  103,800 	- - - 	$8,000
8,000  8,000

Gennaro Falivene   Executive Vice   President - Quality
Control  	1998 1997 1996  	 106,000  106,000  100,000  	- - -
	$4,000 - -





(1)	Represents automobile allowances and/or automobile lease
payments for the benefit of such employee.



	The Company currently does not compensate its directors for their services in such capacity.



Employment Agreements



Effective April 1, 1998, there are no employment agreements in effect.



Compensation Committee Interlocks and Insider Participation



During the year ended March 31, 1998, Messrs. Alfonso, Gennaro and Philip Falivene, and Stephen Katz were each officers of the Company as well as directors of the Company who participated in deliberations of the Company's Board of Directors concerning executive officer compensation. Reference is made to Item 13 "Certain Relationships and Related Transactions".







ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS

		AND MANAGEMENT.

PRINCIPAL STOCKHOLDERS



	The following table, as of June 26, 1998, sets forth certain information concerning each stockholder known by the Company to be the beneficial owner of more than 5% of the Company's outstanding Common Stock, each director of the Company, the named executive officers set forth in the table in Item 11, and all executive officers and directors of the Company as a group. Unless expressly indicated otherwise, each stockholder exercises sole voting and investment power with respect to the shares beneficially owned.



 Name and Address Beneficial Owner 	Amount and Nature of
Beneficial      Ownership      	 Percent    of  Class

Philip Falivene Box 125 Swanton, VT  05488 	 219,917 	 7.3%

Gennaro Falivene Box 125 Swanton, VT  05488 	 327,417 	10.8%

Alfonso Falivene (1) 150 River Rd., P.O. Box 517 Montville, NJ
07045 	 464,917 	15.4%

Stephen Katz (2) 150 River Rd., P.O. Box 517 Montville, NJ
07045 	  85,750 	 2.8%

BWM Investments c/o Howard S. Breslow 14 Parkwood Lane Dix
Hills, NY  11746 	 242,249 	 8.0%

Howard S. Breslow 14 Parkwood Lane Dix Hills, NY  11746
242,249 (3) 	8.0%

David McCarty 150 River Rd., P.O. Box 517 Montville, NJ  07045
 81,250  	2.7%

Jay M. Rosengarten 150 River Rd., P.O. Box 517 Montville, NJ
07045 	     25,000  (4) 	 .8%

All officers and directors as a group 	    1,446,500  (4)
	47.8%





(1)	Includes for purposes of this table 7,500 shares owned by
Mr. Falivene's wife and 20,000 shares owned by one of his children.

(2)	Includes for purposes of this table 40,000 shares owned by
Mr. Katz's wife.

(3)	Represents all of the shares owned by BWM Investments, a
partnership of which Howard S. Breslow, a director of the Company, is a partner.

(4)   Includes 25,000 shares issuable under oustanding options.





 ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS



  At March 31, 1998, Messrs. Alfonso Falivene, Philip Falivene and Gennaro Falivene each was indebted to the Company in the amount of $46,000, $40,000 and $40,000, respectively. Such indebtedness is represented by promissory notes, dated as of June 1, 1992, the principal amount of which notes are payable in full on June 1, 2000. The notes bear interest at the rate of 9% per annum, which interest is payable annually commencing June 1, 1994.



The Company leases a portion of its Montville, New Jersey offices from Messrs. Alfonso Falivene, Philip Falivene and Gennaro Falivene, the joint owners of the office condominium unit. During the fiscal years ended March 31, 1996, 1997 and 1998, the Company paid approximately $14,000, $14,000 and $14,000, respectively, towards the rental of such offices. The Company currently pays $1,200 per month rent for such premises on a month-to-month basis. The Company also leases an additional 900 adjacent square feet for $750 monthly on a month-to-month basis. These premises are also owned by Messrs. Alfonso Falivene, Philip Falivene and Gennaro Falivene. This space is primarily used for marketing operations. Rent expense for this space was $9,000, $9,000 and $9,000, respectively, for the years ended March 31, 1996, 1997 and 1998.



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



	1.	Consolidated Financial Statements (included in Part II, Item
8):



		Independent Auditors' Report



		Consolidated Balance Sheet as at March 31, 1998 and March 31,
1997



		Consolidated Statement of Operations for the years ended March 31, 1998, March 31, 1997 and March 31, 1996



		Consolidated Statement of Stockholders' Equity for the years ended March 31, 1998, March 31, 1997 and March 31, 1996



		Consolidated Statement of Cash Flows for the years ended March 31, 1998, March 31, 1997 and March 31, 1996



		Notes to Consolidated Financial Statements

	2.	Consolidated Financial Statement Schedules (included in Part
II, Item 8)*



	3.	Exhibits included herein:

		See Index to Exhibits for exhibits filed as part of this Form 10-K annual report.

(b)	Reports on Form 8-K

		None

__________________________

*	Financial statement schedules are omitted because they are
either not applicable or not required, or because the information sought is included in the Consolidated Financial
Statements or the Notes thereto.

INDEX TO EXHIBITS



Exhibit Number 	 	Document

3.1 	 	Restated Certificate of Incorporation of the Company (1)

3.2 	 	By-Laws of the Company, as amended (1)

4.1 	 	Specimen Common Stock Certificate (1)

4.3 	 	Underwriter's Unit Purchase Warrant (1)

4.4 	 	Form of Warrant Agreement (1)

10.1 	 	1993 Stock Option Plan (1)

10.2 	 	Whey Supply Agreement between Lucille Farm Products,
Inc. (A/K/A Lucille Farms of Vermont,  Inc.) and Vermont Whey
Company, dated February 3, 1994 (2)  3, 1994(2)

10.3              	 	Loan facility with Chittenden Bank,
including Commitment Letter, dated April 30, 1996, Loan
Agreement, dated June 13, 1996, and Promissory Notes (2) dated
June 13, 1996, relating to short term working capital facility and capital expenditures line of credit (3) and amendment
thereto dated June 11, 1997 (4)   cre credit (3) and amendment
thereto dated June 11, 1997

21 	 	List of subsidiaries of the Company (1)

23            	 	Consent of Citrin Cooperman & Company, LLP


27 		Financial Data Schedule

_______________________________

(1)	Incorporated by reference to the Company's Registration
Statement on Form 	S-1, File 	No. 33-64868.

(2)	Incorporated by reference to the Company's Annual Report on
Form 10-K for the fiscal year ended March 31, 1994.

(3)	Incorporated by reference to the Company's Annual Report on
Form 10-K for the fiscal year ended March 31, 1996.

(4)	Incorporated by reference to the Company's Annual Report on
Form-10K

	for the fiscal year ended March 31, 1997.







SIGNATURES



	PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED
THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED,
THEREUNTO DULY AUTHORIZED.

						LUCILLE FARMS, INC.





						By:___/s/ Alfonso Falivene______

						     Alfonso Falivene, President

						     (Principal Executive Officer)





						By:___/s/ Stephen Katz___________

						     Stephen Katz, Vice President-
Finance and Administration

						     (Principal Financial and Accounting

							Officer)

Date:	July 10, 1998



	PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS
ON BEHALF OF THE REGISTRANT AND IN THE CAPACITIES AND ON THE
DATES INDICATED.



Signature						Title				Date





_/s/Philip Falivene__       ____		Director		July 10, 1998

Philip Falivene





 /s/Gennaro Falivene________			Director		July 10, 1998

Gennaro Falivene





 /s/Alfonso Falivene             __		Director		July 10, 1998

Alfonso Falivene





 /s/Stephen M. Katz_     _____		Director		July 10, 1998

Stephen M. Katz





 /s/Howard S. Breslow  ______			Director		July 10, 1998

Howard S. Breslow





 /s/Jay M. Rosengarten  ______		Director		July 10, 1998

Jay M. Rosengarten

SIGNATURES



	PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED
THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED,
THEREUNTO DULY AUTHORIZED.

						LUCILLE FARMS, INC.





						By:______________________________

						     Alfonso Falivene, President

						     (Principal Executive Officer)





						By:_______________________________

						     Stephen Katz, Vice President-
Finance and Administration

					           (Principal Financial and Accounting

							Officer)

Date:	July 10, 1998



	PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS
ON BEHALF OF THE REGISTRANT AND IN THE CAPACITIES AND ON THE
DATES INDICATED.



Signature						Title				Date





_________________________			Director		July 10, 1998

Philip Falivene





_________________________			Director		July 10, 1998

Gennaro Falivene





_________________________			Director		July 10, 1998

Alfonso Falivene





_________________________			Director		July 10, 1998

Stephen M. Katz





_________________________			Director		July 10, 1998

Howard S. Breslow





_________________________			Director		July 10, 1998

Jay M. Rosengarten



























Exhibit 23







CONSENT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS





	As independent certified public accountants, we hereby consent to the use of our report dated May 30, 1998, except for the last paragraph of Note 6, as to which the date is July 8, 1998 on the consolidated financial statements of Lucille Farms, Inc. and subsidiaries as at March 31, 1998 and for the year then ended included in, or incorporated by reference in Registration
Statement

No. 33-64868 on Form S-1 and the related Prospectus.















							/s/ Citrin Cooperman & Company, LLP

							CITRIN COOPERMAN & COMPANY, LLP





July 10, 1998

New York, New York