Form 10-Q
period 1998-06-30
LUCILLE FARMS INC
filed 1998-08-13
CIK 908179

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


                   For the Quarterly Period Ended:  June 30, 1998
                                                    -------------
                           Commission File Number  1-12506
                                                   -------


                               LUCILLE FARMS, INC.
                         -------------------------------
              (Exact Name of Registrant as Specified in its Charter)


        Delaware                                         13-2963923
      ------------                                     --------------
(State or other Jurisdiction                (I.R.S. Employer Identification No.)
  of Incorporation)

  150 River Road, P.O. Box 517
     Montville, New Jersey                                    07045
---------------------------------                           ---------
(Address of Principal Executive Offices)                    (Zip Code)


(Registrant's Telephone Number, Including Area Code)   (973) 334-6030
                                                      ----------------

Former name, former address and former fiscal year, if changed since last report. N/A
        -----


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 of 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.  YES   X     NO
                                                    -----      -----

The number of shares of Registrant's common stock, par value $.001 per share, outstanding as of August 6, 1998 was 3,002,500.

Item 1.  Financial Statements

                              LUCILLE FARMS, INC.

                          CONSOLIDATED BALANCE SHEET

                                    ASSETS

                                            JUNE 30, 1998      March 31, 1998
                                            -------------      --------------
CURRENT ASSETS:                              (UNAUDITED)

Cash and cash equivalents                    $   635,000         $   737,000

Accounts receivable, net                       3,761,000           2,833,000
of allowances of $98,000
at June 30, 1998 and $78,000
at March 31, 1998

Inventories                                    2,081,000           1,895,000

Deferred income taxes                             45,000              45,000

Prepaid expenses and other
current assets                                    94,000              69,000
                                            -------------      --------------

    Total Current Assets                       6,616,000           5,579,000
                                            -------------      --------------
PROPERTY, PLANT AND EQUIPMENT, NET             5,316,000           5,314,000
                                            -------------      --------------
OTHER ASSETS:

Due from officers                                169,000             169,000

Deferred income taxes                            453,000             471,000

Deposits on equipment                             14,000
other                                            151,000             123,000
                                            -------------      --------------
    Total Other Assets                           787,000             763,000
                                            -------------      --------------
    TOTAL ASSETS                             $12,719,000         $11,656,000



                 See notes to consolidated financial statements

                                    LUCILLE FARMS, INC.

                                 CONSOLIDATED BALANCE SHEET

                            LIABILITIES AND STOCKHOLDER'S EQUITY



                                        JUNE 30, 1998           MARCH 31, 1998
                                        -------------           --------------

CURRENT LIABILITIES:                    (UNAUDITED)

Accounts payable                           $4,370,000               $3,791,000

Revolving credit loan                       3,448,000

Current portion of long-term debt             278,000                  282,000

Accrued expenses                              231,000                  224,000
                                           ----------               ----------

     Total Current Liabilities              8,327,000                4,297,000
                                           ----------               ----------
LONG TERM LIABILITIES:

Long-term debt                              1,830,000                1,885,000

Revolving credit line                                                2,947,000

Deferred income taxes                         498,000                  516,000
                                           ----------               ----------

     Total Long-term Liabilities            2,328,000                5,348,000
                                           ----------               ----------
     TOTAL LIABILITIES                     10,655,000                9,645,000
                                           ----------               ----------

STOCKHOLDERS EQUITY:

Common stock - $.001 par value,                 3,000                    3,000
10,000,000 shares authorized,
3,052,500 shares issued

Additional paid-in capital                  4,512,000                4,512,000

Retained (Deficit) earnings                (2,326,000)              (2,379,000)
                                          -----------              -----------

                                            2,189,000                2,136,000

Less:  50,000 shares treasury
       stock at cost                         (125,000)                (125,000)
                                          -----------              -----------

       Total Stockholder's Equity           2,064,000                2,011,000
                                          -----------              -----------

TOTAL LIABILITIES AND
STOCKHOLDERS' EQUITY                      $12,719,000              $11,656,000
                                          -----------              -----------
                                          -----------              -----------

                 See notes to consolidated financial statements.

                                 LUCILLE FARMS, INC.

                         CONSOLIDATED STATEMENT OF OPERATIONS

                                    (UNAUDITED)



                                                       THREE MONTHS ENDED JUNE 30,
                                                      ------------------------------
                                                         1998                1997
                                                         ----                ----

SALES                                                 $9,548,000          $8,375,000

COST OF SALES                                          8,797,000           8,341,000
                                                      ----------          ----------

GROSS PROFIT                                             751,000              34,000
                                                      ----------          ----------

OTHER EXPENSE (INCOME):

SELLING                                                  438,000             379,000

GENERAL AND ADMINISTRATIVE                               145,000             119,000

GAIN ON SALE OF EQUIPMENT                                                    (19,000)

INTEREST INCOME                                          (12,000)            (10,000)

INTEREST EXPENSE                                         126,000             104,000
                                                      ----------          ----------

TOTAL OTHER EXPENSE (INCOME)                             697,000             573,000
                                                      ----------          ----------


(LOSS) INCOME BEFORE INCOME TAXES                         54,000            (539,000)

(PROVISION) FOR INCOME TAXES                              (1,000)             (2,000)
                                                      ----------          ----------

NET (LOSS) INCOME                                     $   53,000          $ (541,000)
                                                      ----------          ----------
                                                      ----------          ----------

NET (LOSS) INCOME PER SHARE                              $   .02          $    (.18)
WEIGHTED AVERAGE SHARES                               ----------          ----------
OUTSTANDING USED TO COMPUTE
NET INCOME PER SHARE                                  $3,002,500          $3,002,500
                                                      ----------          ----------
                                                      ----------          ----------

                   See notes to consolidated financial statements

                               LUCILLE FARMS, INC.

                       CONSOLIDATED STATEMENT OF CASH FLOWS

                                  (UNAUDITED)



                                                   Three Months Ended June 30,
                                                   ---------------------------
                                                       1998            1997
                                                   -----------     -----------

Cash flows from operating activities:

NET INCOME (LOSS)                                  $   53,000      $ (541,000)

Adjustments to reconcile net income (loss) to net cash provided by operating activities:

  Depreciation and amortization                        90,000          80,000
  Provision for doubtful accounts                      20,000
  (Increase) decrease in assets:
  Accounts receivable                                (948,000)         81,000
  Inventories                                        (186,000)        110,000
  Prepaid expenses and other current assets           (25,000)        (20,000)
  Other assets                                        (42,000)         (1,000)
  Increase (decrease) in liabilities:
  Accounts payable                                    579,000         278,000
  Accrued expenses                                      7,000         (25,000)
                                                   -----------     -----------
  Net Cash provided (used) by Operating
  Activities                                         (452,000)        (38,000)
                                                   -----------     -----------

CASH FLOW FROM INVESTING ACTIVITIES:

  Purchase of property, plant and equipment           (92,000)       (105,000)
                                                   -----------     -----------
  Net Cash (Used by) Investing Activities             (92,000)       (105,000)
                                                   -----------     -----------

CASH FLOW FROM FINANCING ACTIVITIES:

(Payments of) proceeds from revolving
credit loan-net                                       501,000        (144,000)
(Payments of) proceeds from long-term
debt and notes                                        (59,000)        (56,000)
                                                   -----------     -----------
  Net Cash (Used by) Provided by
  Financing Activities                                442,000        (200,000)
                                                   -----------     -----------
NET (DECREASE) IN CASH AND
CASH EQUIVALENTS                                     (102,000)       (343,000)
CASH AND CASH EQUIVALENTS - BEGINNING                 737,000       1,422,000
                                                   -----------     -----------
CASH AND CASH EQUIVALENTS - ENDING                 $  635,000      $1,079,000
                                                   -----------     -----------
                                                   -----------     -----------

                 See notes to consolidated financial statements

                              LUCILLE FARMS, INC.

                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1. The Consolidated Balance Sheet as of June 30, 1998, the Consolidated Statement of Operations for the three month periods ended June 30, 1998 and 1997 and the Consolidated Statement of Cash Flows for the three month periods ended June 30, 1998 and 1997 have been prepared by the Company without audit. In the opinion of management, the accompanying consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the financial position of Lucille Farms, Inc. as of June 30, 1998, the results of its operations for the three months ended June 30, 1998 and 1997 and in its cash flows for the three months ended June 30, 1998 and 1997.

     Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"), although the Company believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these financial statements be read in conjunction with the year-end financial statements and notes thereto for the fiscal year ended March 31, 1998 included in the Company's Annual Report on Form 10-K as filed with the SEC.

     The accounting policies followed by the Company are set forth in the notes to the Company's consolidated financial statements as set forth in its Annual Report on Form 10-K as filed with the SEC.

2. The results of operations for the three months ended June 30, 1998 are not necessarily indicative of the results to be expected for the entire fiscal year.

3.   Inventories are summarized as follows:



                                        June 30, 1998          March 31, 1998
                                       ---------------         --------------
     Finished goods..................    $1,367,000               $1,236,000
     Raw materials...................       363,000                  312,000
     Supplies and Packaging..........       351,000                  347,000
                                         ----------               ----------
                                         $2,081,000               $1,895,000

4. Income (loss) per share of common stock was computed by dividing net income (loss) by the weighted average number of common shares outstanding during the period. Basic and diluted per share amounts are the same for all periods, since the effect of stock options would be antidilutive and therefore not taken into consideration.

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

Three months ended June 30, 1998 compared to three months ended June 30, 1997.

   Sales for the three months ended June 30, 1998 increased to $9,548,000 from $8,375,000 for the comparable period in 1997, an increase of $1,173,000 (or 14.0%). Approximately $363,000 (0r 30.9%) of such amount was due to a increase in the number of pounds of cheese sold, and approximately $810,000 (or 69.1%) of such increase was due to an increase in the average selling price for cheese. The volume increase was due to increased demand in the commodity markets. The increase in average selling price was the result of an increase in block cheddar market prices resulting in a higher selling price per pound of cheese.

   Cost of sales and gross profit margin for the three months ended June 30, 1998 was $8,797,000 or (92.1% of sales) and $751,000 (or 7.9% of sales), respectively, compared to a cost of sales and gross profit margin of $8,341,000 (of 99.6% of sales) and $34,000 (or 0.4% of sales), respectively, for the comparable period in 1997. The decrease in cost of sales (as a percent of sales) and corresponding increase in gross profit margin for 1998 was primarily due to a decrease in the Company's cost of raw materials as a percentage of selling price.

   Selling, general and administrative expenses for the three months ended June 30, 1998 amounted to $583,000 (or 6.1% of sales) compared to $498,000 or 5.9% of sales) for the comparable period in 1997. The increase in selling, general and administrative expenses was due to increased shipping costs and expanded sales costs incurred by the company in order to regain customer base.

   Interest expense for the three months ended June 30, 1998 amounted to $126,000 compared to $104,000 for the three months ended June 30, 1997. This increase is the result of increased borrowings due to the addition of new plant production equipment and higher revolving credit line usage.

     The 1998 and 1997 provision for income taxes of $1,000 and $2,000 respectively, results primarily from provision for state tax at statutory rates. Charges for federal income taxes in 1998 were offset by decreases in the valuation allowance for the three months ended June 30, 1998. Credits for income taxes were offset by increases in the valuation allowance for the three months ended June 30, 1997. Such amounts are re-evaluated each quarter based on the results of operations.

     The Company's net income of $53,000 for the three months ended June 30, 1998 represents an improvement of $594,000 from the net loss of $541,000 for the comparable period in 1997. The primary factors contributing to these changes are discussed above.

Liquidity and Capital Resources

     At June 30, 1998 the Company had working capital of $(1,711,000) as compared to working capital of $1,282,000 at March 31, 1998. This decrease is due to the scheduled maturity of the Company's revolving credit line which is currently May 1999 and its consequent reclassification as a current liability. The Company's revolving bank line of credit is available for the Company's working capital requirements.

     At June 30, 1998, $3,448,000 was outstanding under such revolving line of credit and $47,000 was available for additional borrowing at that time (based on the inventory and receivable formula). Advances under this facility are limited to 50% of inventory and 80% of receivables. The rate of interest on amounts borrowed against the revolving credit facility is prime plus 1%. A
 .25% annual unused line fee is also charged on this facility. The agreement contains various restrictive covenants the most significant of which relates to limitations on capital expenditures ($1,000,000 annually outside of those financed with the lender under its term loan facility). This loan is cross collateralized with other loans from the lender and secured by substantially all of the Company's assets, including accounts receivable, inventory and equipment. The Company intends to continue to utilize this line of credit as needed for operations.

     On June 17, 1994 the Company entered into an agreement with Chittenden Bank for a $2,000,000 five year term loan which requires monthly principal and interest payments based upon a ten year amortization except that interest payments only were required to be made through December 1994. Interest was at the prime lending rate plus 1.25%. A major portion of the proceeds of the loan was used to complete the renovation of the Company's waste treatment facility in Vermont. The balance was used to refinance certain of its existing loans. The interest rate on this facility was reduced to prime plus 1% in June, 1996.

     In June, 1996 Chittenden Bank entered into an agreement with the Company to provide an additional term loan of up to $1,000,000 for the financing of equipment and capital improvements. Interest is at the prime lending rate plus 1%. At December 31, 1997, $174,000 was outstanding and $826,000 available for future capital improvements through September, 1998.

      As of July 8, 1998, the revolving credit loan and the other loans with the bank were modified due to the Company's 1998 losses. The modifications among other things includes the reduction of the revolving credit line to $4,250,000, the reduction of the capital expenditure line to $924,000, the interest rates on all loans with the bank will increase to prime plus 1.5% effective September 1, 1998 and increase .25% the first of every month thereafter until the interest rate reaches prime plus 2.50%. The Company does not believe that this will have a material effect on the operations of the Company. The Company believes that it will be able to negotiate a better rate and extend the maturity of its revolving credit line with its current lender, however there can be no assurances as to whether such negotiations will be successful.

      During the year ended March 31, 1996 the Company entered into an agreement pursuant to which a supplier agreed to provide an equipment loan to be converted to a term note in the amount of $500,000 upon completion of additional borrowings. The $500,000 loan, secured by equipment, was fully funded and beginning November 1, 1996, 84 monthly payments including interest at 6% commenced.

      The Company's major source of external working capital financing has been and is currently the revolving line of credit. For the foreseeable future the Company believes that its current assets and its existing lines of credit will continue to represent the Company's major source of working capital financing besides income generated from operations.

      For the three months ended June 30, 1998 cash used by operating activities was $452,000. Increases in accounts receivable of $948,000, inventories of $186,000 and prepaid expenses and other assets of $67,000 used cash. Cash was provided by income from operations and an increase in accounts payable of $579,000. An increase in accrued expenses of $7,000 also provided cash.

      Net cash used by investing activities was $92,000 for the three months ended June 30, 1998 which represented purchases of property, plant and equipment.

      Net cash provided by financing activities was $442,000 for the three months ended June 30, 1998. Proceeds from the revolving credit loan of $501,000 provided cash. Repayment of long-term debt obligations in the amount of $59,000 utilized cash in the period.

      The Company estimates that based upon its current plans, its resources, including revenues from operations and utilization of its credit lines, will be sufficient to meet its anticipated needs for at least 12 months.

                          PART II - OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K


(b) There were no reports on Form 8-K filed during the three months ended June 30, 1998.

                               SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


August 11, 1998

                                        Lucille Farms, Inc.
                                           (Registrant)


                                        By: /s/ Alfonso Falivene
                                            ----------------------------------
                                            Alfonso Falivene,
                                            President (Duly Authorized Officer)


                                        By: /s/ Stephen M. Katz
                                            ----------------------------------
                                            Stephen M. Katz,
                                            Vice President-Finance
                                              and Administration
                                            (Principal Financial Officer)