Form 10-Q
period 1998-09-30
LUCILLE FARMS INC
filed 1998-11-09
CIK 908179

SECURITIES AND EXCHANGE COMMISSION



WASHINGTON, D.C. 20549



FORM 10-Q



		QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE

		SECURITIES EXCHANGE ACT OF 1934



For the Quarterly period Ended: September 30, 1998

Commission File Number 1-12506



LUCILLE FARMS, INC.

(Exact Name of Registrant as Specified in its Charter)



	Delaware					13-2963923

      (State or other Jurisdiction	    I.R.S. Employer
Identification No.)

	 of Incorporation)



	150 River Road, P.O. Box 517		07045

	Montville, New Jersey			(Zip Code)

	(Address of Principal Offices)



	Registrant's Telephone Number, Including Area Code)
 (973)334-6030



	Former name, former address and former fiscal year, if changed

	since last report.  N/A



	Indicate by check mark whether the registrant (1) has filed all

	reports required to be filed by Section 13 or 15 (d) of the

	Securities Exchange Act of 1934 during the preceding 12 months

	(or for such shorter period that the registrant was required to file

	such reports), and (2) has been subject to such filing requirements

	for the past 90 days.   YES   X           NO



	The number of shares of Registrant's common stock, par value
$0.001

	per share, outstanding as of November 3, 1998 was: 3,002,500.





































Item 1. Financial Statements



LUCILLE FARMS, INC.



CONSOLIDATED BALANCE SHEET



ASSETS



					  SEPTEMBER 30, 1998   MARCH 31, 1998

						(unaudited)



CURRENT ASSETS:



Cash and cash equivalents    		$  320,000		$ 737,000



Accounts receivable, net of   	 4,423,000	      2,833,000

allowances of $118,000 at

September 30, 1998 and

$78,000 at March 31, 1998



Inventories			      	 1,369,000	      1,895,000



Deferred income taxes	         	    45,000	         45,000



Prepaid expenses and other      	    83,000		   69,000

current assets               		___________        _________



   Total Current Assets       	 6,240,000         5,579,000



PROPERTY, PLANT AND         	       5,696,000         5,314,000

EQUIPMENT, NET



OTHER ASSETS:



Due from officers		        	   169,000           169,000



Deferred income taxes           	   443,000	        471,000



Other				        	   157,000 	        123,000



   Total Other Assets             	   769,000	        763,000



   TOTAL ASSETS		    	     $12,705,000        $11,656,000





			see notes to consolidated financial statements



















					LUCILLE FARMS, INC.



CONSOLIDATED BALANCE SHEET



LIABILITIES AND STOCKHOLDER'S EQUITY



					 	SEPTEMBER 30, 1998  MARCH 31, 1998

					     	 (unaudited)



CURRENT LIABILITIES:

Accounts payable					$4,490,000	    $3,791,000

Revolving credit loan	       		 3,306,000

Current portion of long-term debt            298,000		 282,000



Accrued expenses                 		   254,000	       224,000



  Total Current Liabilities	 		 8,348,000       4,297,000



LONG TERM LIABILITIES

Long-Term debt			 		 1,777,000	     1,885,000

Revolving credit line				     	-	     2,947,000

Deferred income taxes	         	         488,000         516,000



Total Long-term Liabilities   		 2,265,000       5,348,000



TOTAL LIABILITIES					10,613,000       9,645,000



STOCKHOLDERS' EQUITY:



Common stock- $.001 par value,10,000,000       3,000
3,000	      shares authorized, 3,052,500 shares issued



Additional paid-in capital	 		 4,512,000       4,512,000



Retained (Deficit) earnings   		(2,298,000)     (2,379,000)

                                     	 2,217,000       2,136,000


Less: 50,000 shares treasury stock at cost  (125,000)
(125,000)



   Total Stockholders' Equity	 		 2,092,000       2,011,000



  TOTAL LIABILITIES AND      		     $12,705,000     $11,656,000

  STOCKHOLDERS' EQUITY









			see notes to consolidated financial statements



















					LUCILLE FARMS, INC.



CONSOLIDATED STATEMENT OF OPERATIONS



FOR THE SIX MONTHS ENDED SEPTEMBER 30, 1998 AND 1997



(UNAUDITED)



					   Six Months Ended September 30,



						1998			1997





SALES					  $21,536,000	     $16,627,000



COST OF SALES			   20,043,000           16,359,000



GROSS PROFIT			    1,493,000              268,000



OTHER EXPENSE (INCOME):

   Selling				      844,000              745,000



   General and administrative       326,000              317,000



   Gain on sale of equipment            -                (24,000)



   Interest income	            (18,000)             (23,000)



   Interest expense		      259,000              235,000



TOTAL OTHER EXPENSE (INCOME)	    1,411,000	       1,250,000



INCOME (LOSS) BEFORE INCOME TAXES    82,000	        (982,000)



(Provision) for income taxes         (1,000)              (2,000)



NET INCOME (LOSS)			      $81,000            $(984,000)



NET INCOME (LOSS) PER SHARE            $.03
$(.33)



WEIGHTED AVERAGE SHARES		    3,002,500		 3,002,500

OUTSTANDING USED TO COMPUTE

NET INCOME PER SHARE





			see notes to consolidated financial statements























LUCILLE FARMS, INC.



CONSOLIDATED STATEMENT OF OPERATIONS



FOR THREE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997



(UNAUDITED)



						1998			1997



					Three Months Ended September 30,



SALES				 	$11,988,000           $8,252,000



COST OF SALES		 	 11,246,000	           8,018,000



GROSS PROFIT			    742,000              234,000



OTHER EXPENSE (INCOME)



   Selling                        406,000              366,000



   General and administrative     181,000              198,000



   Gain on sale of equipment         -                  (5,000)



   Interest income                 (6,000)             (13,000)



   Interest expense               133,000               131,000



TOTAL OTHER EXPENSE (INCOME) 	    714,000               677,000



INCOME (LOSS) BEFORE INCOME TAXES  28,000              (443,000)




(Provision) for income taxes	  _____-_____		____-_____



NET INCOME (LOSS)                 $28,000             $(443,000)




NET INCOME (LOSS) PER SHARE      	 $.01                 $(.15)



WEIGHTED AVERAGE SHARES         3,002,500             3,002,500

OUTSTANDING USED TO COMPUTE

NET INCOME PER SHARE









			see notes to consolidated financial statements















					LUCILLE FARMS, INC.



CONSOLIDATED STATEMENT OF CASH FLOWS



(UNAUDITED)



					           Six Months Ended September 30,



							    1998		   1997



CASH FLOWS FROM OPERATING ACTIVITIES:



NET INCOME (LOSS)					  $81,000		$(984,000)



Adjustments to reconcile net income

(loss) to net cash provided by

(used by) operating activities:



   Depreciation and amortization		  180,000		  150,000

   Provision for doubtful accounts		   40,000		     -

   Deferred Income taxes



  (Increase) decrease in assets:

   Accounts receivable			     (1,630,000)		 (221,000)

   Inventories					  526,000		  561,000

   Prepaid expenses & other current assets  (14,000)
6,000

   Other assets					  (34,000)		    3,000



   Increase (decrease) in liabilities:

   Accounts payable				  699,000           402,000

   Accrued expenses				   30,000 		  (74,000)

   Net Cash (Used by) Operating Activities (122,000)
(157,000)

CASH FLOW FROM INVESTING ACTIVITIES:

   Purchase of property, plant equipment   (562,000)
(217,000)

   Net Cash (used by) Investing Activities (562,000)
(217,000)

CASH FLOW FROM FINANCING ACTIVITIES:

  (Payments of) proceeds from revolving	  359,000
(340,000)

   credit loan-net

  (Payments of) proceeds from long-term     (92,000)		 (121,000)

   debt and notes					 _________        __________

   Net Cash (Used by) Provided by

   Financing Activities				  267,000		 (461,000)

NET (DECREASE) IN CASH AND CASH EQUIVALENTS(417,000)		 (835,000)

CASH AND CASH EQUIVALENTS-BEGINNING		  737,000         1,422,000

CASH AND CASH EQUIVALENTS-ENDING		 $320,000          $587,000











			see notes to consolidated financial statements













LUCILLE FARMS, INC.



NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



	1.	The Consolidated Balance Sheet as of September 30, 1998

		the Consolidated Statement of Operations for the three and

		six month periods ended September 30, 1998 and 1997 and

	      the Consolidated Statement of Cash Flows for the six month

		periods ended September 30, 1998 and 1997 have been prepared by

		the Company without audit.  In the opinion of management, the


		accompanying consolidated financial statements contain all

		adjustments (consisting only of normal recurring adjustments)
			necessary to present fairly the financial position of Lucille
			Farms, Inc. as of September 30, 1998, the results of its

		operations for the three months and six months ended September

		30, 1998 and 1997 and the changes in its cash flows for the

		six months ended September 30, 1998 and 1997.



		Certain information and footnote disclosures normally included

		in financial statements prepared in accordance with generally

		accepted accounting principals have been condensed or omitted

		pursuant to the rules and regulations of the Securities and

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



	2.	The results of operations for the three and six months ended

		September 30, 1998 are not necessarily indicative of the

		results to be expected for the entire fiscal year.



	3.	Inventories are summarized as follows:

		 	  		September 30, 1998	   March 31, 1998

		Finished goods	        $727,000			$1,236,000

		Raw materials	         263,000			   312,000

		Supplies and Packaging     379,000			   347,000

                                    $1,369,000			$1,895,000











	4.	Income (loss) per share of common stock was computed

		by dividing net income (loss) by the weighted average

		number of common shares outstanding during the period.

	      Basic and diluted per share amounts are the same for all

		periods, since the effect of stock options would be

		antidulutive or immaterial and therefore not taken into

  consideration.



	ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL

			CONDITION AND RESULTS OF OPERATIONS



	General



		The Company's conventional cheese product's, which account

	for substantially all of the Company's sales, are commodity items.

	The Company prices its conventional cheese products competitively

	with others in the industry, which pricing, since May 1998, is

	referenced to the Chicago Mercantile Exchange (and was formerly

	referenced to the Wisconsin Block Cheddar Market.) The price the

	company pays for fluid milk is not determined until the month after

	its cheese has been sold. While the company generally can anticipate

	a change in the price of milk, it cannot anticipate the extent

	thereof. By virtue of the pricing structure for its cheese and the

	competitive nature of the marketplace, the Company cannot always

	pass along to the customer the changes in the cost of milk in the

	price of its conventional cheese. As a consequence thereof, the

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



	Three months ended September 30, 1998 compared to three months

	ended September 30, 1997



		Sales for the three months ended September 30, 1998

	increased to $11,988,000 from $8,252,000 for the comparable

	period in 1997, an increase of $3,736,000 (or 45.3%).

	Approximately $2,006,000 (or 53.7%) of such increase was due

	to a increase in the number of pounds of cheese sold and

	approximately $1,730,000 (or 46.3%) of such decrease was due

	to an increase in the average selling price for cheese.





	          The volume increase was due to increased demand in the

	commodity markets. The increase in average selling price was the

	result of an increase in cheddar market prices resulting in a
			higher selling price per pound of cheese.



		Cost of sales and gross profit margin for the three months

	ended September 30, 1998 was $11,246,000 (or 93.8% of sales) and

	and $742,000 (or 6.2% of sales), respectively, compared to a cost

	of sales and gross profit margin of $8,018,000 (or 97.2% of sales)

	and $234,000 (or 2.8% of sales), respectively, for the

	comparable period in 1997.  The decrease in cost of sales and

	corresponding decrease in gross profit margin for 1997 (as a

	percent of sales and corresponding increases in gross profit

	margin in 1998) was primarily due to a decrease in the Company's

	cost of raw materials as a percentage of selling price.



		Selling, general and administrative expenses for the three

	months ended September 30, 1998 amounted to $587,000 (or 4.9% of sales)

	compared to $564,000 (or 6.8% of sales) for the comparable period

	in 1997.  The decrease in selling, general, and administrative

	expenses as a percentage of sales was primarily due to the
expanded 		sales in the period without a corresponding increase
in general

	and administrative expenses.



		Interest expense for the three months ended September 30,

	1998 amounted to $133,000 compared to $131,000 for the three months

	ended September 30, 1997.



		Changes for federal income taxes in 1998 were offset by

	decreases in the valuation allowance for the three months ended

	September 30, 1998.  Credits for income taxes were offset by

	increases in the valuation allowances for the three months ended

	September 30, 1997.  Because of these offsets no provision for

	income taxes was required in these periods.  Such amounts are

	re-evaluated each quarter based on the results of operations.



		The Company's net income of $28,000 for the three months

	ended September 30, 1998 represents an improvement of $471,000

	from the net loss of $443,000 for the comparable period in

	1997.  The primary factors contributing to these changes are

	discussed above.





	Six months ended September 30, 1998 compared to six months

	September 30, 1997





		Sales for the six months ended September 30, 1998

	increased to $21,536,000 from $16,627,000 for the comparable

	period in 1997, an increase of $4,909,000 (or 29.5%).

	Approximately $2,369,000 (48.3%) of such increase was due to

	an increase in the number of pounds of cheese sold and

	approximately $2,540,000 (or 51.7%) of such an increase was due

	to an increase in the average selling price for cheese.  The

	volume increase was due to increased demand in the commodity

	markets.  The increase in average selling price was the result

	of an increase block cheddar market prices resulting in a higher

	selling price per pound of cheese.



		Cost of sales and gross profit margin for the six months

	ended September 30, 1998 was $20,043,000 (or 93.1% of sales)

	and $1,493,000 (or 6.9% of sales), respectively, compared to a cost

	of sales and gross profit margin of $16,359,000 (or 98.4% of sales)

	and $268,000 (or 1.6% of sales), respectively, for the

	comparable period in 1997.  The decrease in the gross profit margin for 1998 (as a percentage of sales) was primarily due to a decrease in the Company's

	cost of raw materials as a percentage of selling price and the

	application of fixed overhead to higher unit sales volume.



		Selling, general and administrative expenses for the six

	months ended September 30, 1998 amounted to $ 1,170,000 (or
5.4%

	of sales) compared  to $1,062,000 (or 6.4% of sales) for

	the comparable period in 1997.  The decrease of selling,

	general and administrative expenses as a percentage of sales was

	primarily due to the expanding sales in the period without a

	corresponding increase in general and administrative expenses.



		Interest expense for the six months ended September 30,

	1998 amounted to $259,000 compared to $235,000 for the six

	months ended September 30, 1997.  This increase is the result

	of increased borrowings due to the addition of new plant

	production equipment and higher revolving credit line usage.



		The 1998 and 1997 provisions for income taxes of $1,000

	and $2,000 respectively, results primarily from provision for

	state tax at statutory rates.  Charges for federal income taxes

	in 1998 were offset by decreases in the valuation allowance for

	the nine months ended September 30, 1998.  Credits for income

	taxes were offset by increases in the valuation allowances for

	the nine months ended September 30, 1997.  Such amounts are

	re-evaluated each quater based on the results of operations.





		The Company's net income of $81,000 for the six months ended

	September 30, 1998 represents an improvement of $1,065,000

	from the net loss of $984,000 for the comparable period in

	1997.  The primary factors contributing to these changes are

	discussed above.



	Liquidity and Capital Resources



		At September 30, 1998 the Company had working capital

	of ($2,108,000) as compared to working capital of $1,282,000

	at March 31, 1998.  This decrease is due to the scheduled

	maturity of the Company's revolving credit line which is

	currently May 1999 and its consequence reclassification as a

	current liability.  The Company's revolving bank line of credit

	is available for the Company's working capital requirements.



		At September 30, 1998, $3,306,000 was outstanding under

	such revolving line of credit and $874,000 was available for

	additional borrowing at that time (based on the inventory and

	receivable formula).  Advances under this facility are limited

	to 50% of inventory and 80% of receivables. The rate of interest

	on amounts borrowed against the revolving credit facility is

	prime plus 1%.  A .25% annual unused line fee is also charged on

	this facility.  The agreement contains various restrictive

	convenants the most significant of which relates to limitations

	on capital expenditures ($1,000,000 annually outside of those

	financed with the lender under its term loan facility).  This

	loan is cross collateralized with other loans from the lender and

	secured by substantially all of the Company's assets, including

	accounts receivable, inventory and equipment. The Company intends

	to continue to utilize this line of credit as needed for operations.



		On June 17, 1994 the Company entered into an agreement with

	Chittenden Bank for a $2,000,000 five year term loan which

	requires monthly principal and interest payments based upon

	a ten year amortization, except that interest payments only

	were required to be made through December 1994.  Interest was

	at the prime lending rate plus 1.25%.  A major portion of the

	proceeds of the loan was used to complete the renovation of

	the Company's waste treatment facility in Vermont.  The balance

	was used to refinance ertain of its existing loans. The
interest rate         on this facility was reduced to prime plus
1% in June, 1996.



		In June, 1996 Chittenden Bank entered into an agreement

	with the Company to provide an additional term loan of up to

	$1,000,000 for the financing of equipment and capital

	improvements.  Interest is at the prime lending rate plus 1%.

	At September 30, 1998, $174,000 was outstanding.



		As of July 8, 1998, the revolving credit loan and the other

	loans with the bank were modified due to the Company's 1998 losses.

	The modifications among other things includes the reduction of the capital expenditure line to $924,000, the reduction of
the revolving       credit line to $4,250,000, interest rates on
all loans with the bank    	has increased to prime plus 1.5%
effective September 1, 1998. An

	increase .25% the first of every month thereafter until the
interest 		rate reaches prime plus 2.50%.  The Company does not
believe that this 		will have a material effect on the
operations of the company.  The 		company believes that it will
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



		For the six months ended September 30, 1998 cash used

	by operating activities was $122,000.  In addition to income

	from operations a decrease in inventories of $526,000, an

	increase in accounts payable of $699,000 and an increase in

	accrued expenses of $30,000 provided cash.  An increase in

	accounts receivable of $1,630,000 and an increase in prepaid

	expenses and other assets of $48,000 used cash in the period.



		Net cash provided by financing activities was

 $267,000 		for the six months ended September 30, 1998.  Net

 proceeds from the

	revolving credit loan in the amount of $359,000 provided cash.

	Repayment of long-term debt obligations in the amount of $92,000

	utilized cash in the period.



		Net cash used by financing activities was $442,000 for the

	six months ended September 30, 1998.



		The Company estimates that based upon its current plans,

	its resources, including revenues from operations and utilization

	of its existing credit lines, will be sufficient to meet its

	anticipated needs for at least 12 months.





PART II- OTHER INFORMATION





	Item 6.	Exhibits and Reports on Form 8-K



	(b)		There were no reports on Form 8-K filed during the

		      three months ended September 30, 1998.





































SIGNATURES



		Pursuant to the requirements of the Securities Exchange

	Act of 1934, the registrant has duly caused this report to

	be signed on its behalf by the undersigned thereunto duly

	authorized.



	November 9, 1998



				Lucille Farms, Inc.

				  (Registrant)







					By:/S/__Alfonso Falivene____

					    Alfonso Falivene,

					    President (Duly Authorized Officer)









					By:_/S/ Stephen Katz____

					    Stephen M. Katz,

					    Vice President-Finance

					    and Administration

					    (Principal Financial Officer)