Form 10QSB/A
period 1998-09-30
LUCILLE FARMS INC
filed 1998-11-12
CIK 908179

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

LUCILLE FARMS, INC.



CONSOLIDATED STATEMENT OF OPERATIONS



FOR THREE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997



(UNAUDITED)



						1998			1997



					Three Months Ended September 30,



SALES				 	$11,988,000            $8,252,000



COST OF SALES		 	 11,246,000	            8,018,000



GROSS PROFIT			    742,000               234,000



OTHER EXPENSE (INCOME)



   Selling                        406,000               366,000



   General and administrative     181,000               198,000



   Gain on sale of equipment         -                   (5,000)



   Interest income                 (6,000)              (13,000)



   Interest expense               133,000               131,000



TOTAL OTHER EXPENSE (INCOME) 	    714,000               677,000



INCOME (LOSS) BEFORE INCOME TAXES  28,000              (443,000)




(Provision) for income taxes	  _____-____	      ____-_____



NET INCOME (LOSS)                 $28,000             $(443,000)




NET INCOME (LOSS) PER SHARE      	 $.01                 $(.15)



WEIGHTED AVERAGE SHARES         3,002,500             3,002,500

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

	Approximately $2,006,000 (or 53.7%) of such increase was due

	to a increase in the number of pounds of cheese sold and

	approximately $1,730,000 (or 46.3%) of such increase was due

	to an increase in the average selling price for cheese.

	The volume increase was due to increased demand in the

	commodity markets. The increase in average selling price was the

	result of an increase in block cheddar market prices resulting in

	a higher selling price per pound of cheese.



		Cost of sales and gross profit margin for the three months

	ended September 30, 1998 were $11,246,000 (or 93.8% of sales) and

	and $742,000 (or 6.2% of sales), respectively, compared to a cost

	of sales and gross profit margin of $8,018,000 (or 97.2% of sales)

	and $234,000 (or 2.8% of sales), respectively, for the

	comparable period in 1997.  The decrease in cost of sales and

	corresponding increase in gross profit margin (as a percentage of

	sales), in 1998 as compared to 1997 was primarily due to an increase

	in the Company's average selling price, a decrease in the Company's

	cost of raw materials (as a percentage of selling price) and
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





		Cost of sales and gross profit margin for the six months

	ended September 30, 1998 were $20,043,000 (or 93.1% of sales)

	and $1,493,000 (or 6.9% of sales), respectively, compared to a cost

	of sales and gross profit margin of $16,359,000 (or 98.4% of sales)

	and $268,000 (or 1.6% of sales), respectively, for the

	comparable period in 1997. The increase in the gross profit margin

	for 1998 (as a percentage of sales) was primarily due to an increase

	in the Company's average selling price, a decrease in the Company's

	cost of raw materials (as a percentage of selling price) and
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



		The 1998 and 1997 provisions for income taxes of $1,000

	and $2,000 respectively, results primarily from provision for

	state tax at statutory rates.  Charges for federal income taxes

	in 1998 were offset by decreases in the valuation allowance for

	the six months ended September 30, 1998.  Credits for income

	taxes were offset by increases in the valuation allowances for

	the six months ended September 30, 1997.  Such amounts are

	re-evaluated each quarter based on the results of operations.





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

	revolving credit line to $4,250,000, interest rates on all
loans with 		the bank has increased to prime plus 1.5% effective
September 1, 1998 		and increased .25% the first of every month
thereafter, until the 		interest rate reaches prime plus 2.50%.
The Company does not believe 		that this will have a material
effect on the operations of the

	Company.  The Company believes that it will be able to
negotiate a 		better rate and extend the maturity of its
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



		Net cash provided by financing activities proceeds was
$267,000 		for the six months ended September 30, 1998.  Net
proceeds from the

	revolving credit loan in the amount of $359,000 provided cash.

	Repayment of long-term debt obligations in the amount of $92,000

	utilized cash in the period.



		Net cash used by investing activities was $562,000 for the

	six months ended September 30, 1998. This was the result of the

	purchase of manufacturing equipment in the period.

		The Company estimates that based upon its current plans,

	its resources, including revenues from operations and utilization

	of its existing credit lines, will be sufficient to meet its

	anticipated needs for at least 12 months.



	Year 2000 Issue



		The Company has assessed the potential issues associated with

	 the 	year 2000 and believes that its costs to address such
issues

	would not be material.  The Company anticipates that all of its
			operating systems are or will shortly be Year 2000 compliant.
 The 		Company also believes that costs or consequences of an
incomplete or 		untimely resolution would not result in the
occurrence of a material 		event or uncertainty reasonably
likely to have a material adverse 		effect on the Company.
However, the Company has not determined

	whether its principal suppliers and customers are year 2000
compliant. 		In the event any of the Company's principal
suppliers and customers

	are not year 2000 compliant it may have a material adverse effect on

	the Company.



	Safe Harbor Statement



		"Safe Harbor" statement under the Private Securities
Litigation 		Reform Act of 1995.  The statements which are not
historical facts

	contained in this 10 Q Report are forward-looking statements
			that involve risks and uncertainties, including, but not limited to

	the Company's relative success in improving its margins and the
			uncertainties inherent in the pricing of cheese on the Chicago

	Mercanitle Exchange upon which the Company's prices are based.

	Additional risks and uncertainties include variances in the demand

	for the Company's products due to customer developments and industry

	developments, as well as variances in milk costs to produce such

	products including normal volatility with costs. As a result, in

	the Company's actual financial results could differ materially from

	the results estimated by, forcasted by, or implied by the
Company in 		such forward-looking statements.











PART II- OTHER INFORMATION





	Item 6.	Exhibits and Reports on Form 8-K



	(b)		There were no reports on Form 8-K filed during the

		      three months ended September 30, 1998.

SIGNATURES



		Pursuant to the requirements of the Securities Exchange

	Act of 1934, the registrant has duly caused this report to

	be signed on its behalf by the undersigned thereunto duly

	authorized.



	November 9, 1998



				Lucille Farms, Inc.

				  (Registrant)







				   By:/s/ Alfonso Falivene_______
Alfonso Falivene,

					    President (Duly Authorized Officer)









				   By:/s/Stephen M. Katz________					   				    Stephen M.
Katz,

					    Vice President-Finance

					    and Administration

					    (Principal Financial Officer)