Form 10-Q
period 1998-12-31
LUCILLE FARMS INC
filed 1999-02-16
CIK 908179

SECURITIES AND EXCHANGE COMMISSION



WASHINGTON, D.C. 20549



FORM 10-Q



		QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE

		SECURITIES EXCHANGE ACT OF 1934



For the Quarterly period Ended: December 31, 1998

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

	per share, outstanding as of February 8, 1999 was: 2,971,342.

Item 1. Financial Statements



LUCILLE FARMS, INC.



CONSOLIDATED BALANCE SHEET



ASSETS



					  DECEMBER 31, 1998   MARCH 31, 1998

						(unaudited)



CURRENT ASSETS:



Cash and cash equivalents    		$  157,000		$ 737,000



Accounts receivable, net of   	 5,529,000	      2,833,000

allowances of $148,000 at

December 31, 1998 and

$78,000 at March 31, 1998



Inventories			      	 1,974,000	      1,895,000



Deferred income taxes	         	    45,000	         45,000



Prepaid expenses and other      	    94,000		   69,000

current assets               		___________        _________



   Total Current Assets       	 7,799,000        5,579,000



PROPERTY, PLANT AND         	       6,858,000        5,314,000

EQUIPMENT, NET



OTHER ASSETS:



Due from officers		        	   156,000          169,000



Deferred income taxes           	   443,000	        471,000



Other				        	   144,000 	        123,000



   Total Other Assets             	   743,000	        763,000



   TOTAL ASSETS		    	     $15,400,000      $11,656,000





			see notes to consolidated financial statements

					LUCILLE FARMS, INC.



CONSOLIDATED BALANCE SHEET



LIABILITIES AND STOCKHOLDER'S EQUITY



					 	DECEMBER 31, 1998  MARCH 31, 1998

					     	 (unaudited)



CURRENT LIABILITIES:

Accounts payable					$5,391,000	    $3,791,000

Revolving credit loan	       		 3,898,000

Current portion of long-term debt             80,000		 282,000

Accrued expenses		   		         297,000         224,000



  Total Current Liabilities	 		 9,666,000       4,297,000



LONG TERM LIABILITIES:

Long-Term debt			 		 2,567,000	     1,885,000

Revolving credit line				     	-	     2,947,000

Deferred income taxes	         	         488,000         516,000



Total Long-term Liabilities   		 3,055,000       5,348,000



TOTAL LIABILITIES					12,721,000       9,645,000



STOCKHOLDERS' EQUITY:



Common stock- $.001 par value,10,000,000       3,000
3,000	      shares authorized, 3,052,500 shares issued



Additional paid-in capital	 		 4,512,000       4,512,000



Retained (Deficit) earnings   		(1,711,000)     (2,379,000)

                                     	 2,804,000       2,136,000


Less: 50,000 shares treasury stock at cost  (125,000)
(125,000)



   Total Stockholders' Equity	 		 2,679,000       2,011,000



  TOTAL LIABILITIES AND      		     $15,400,000     $11,656,000

  STOCKHOLDERS' EQUITY









			see notes to consolidated financial statements

					LUCILLE FARMS, INC.



CONSOLIDATED STATEMENT OF OPERATIONS



FOR THE NINE MONTHS ENDED DECEMBER 31, 1998 AND 1997



(UNAUDITED)



					   Nine Months Ended December 31,



						1998			1997





SALES					  $35,496,000	     $27,165,000



COST OF SALES			   32,654,000           26,390,000



GROSS PROFIT			    2,842,000              775,000



OTHER EXPENSE (INCOME):

   Selling				    1,250,000            1,163,000



   General and administrative       527,000              507,000



   Gain on sale of equipment            -                (29,000)



   Interest income	            (25,000)             (34,000)



   Interest expense		      421,000              342,000



TOTAL OTHER EXPENSE (INCOME)	    2,173,000	       1,949,000



INCOME (LOSS) BEFORE INCOME TAXES   669,000	      (1,174,000)



(Provision) for income taxes         (1,000)              (2,000)



NET INCOME (LOSS)			     $668,000          $(1,176,000)



NET INCOME (LOSS) PER SHARE            $.22
$(.39)



WEIGHTED AVERAGE SHARES		    3,002,500		 3,002,500

OUTSTANDING USED TO COMPUTE

NET INCOME PER SHARE





			see notes to consolidated financial statements

LUCILLE FARMS, INC.



CONSOLIDATED STATEMENT OF OPERATIONS



FOR THREE MONTHS ENDED DECEMBER 31, 1998 AND 1997



(UNAUDITED)



						1998			1997



					Three Months Ended December 31,



SALES				 	$13,960,000           $10,538,000



COST OF SALES		 	 12,611,000	           10,031,000



GROSS PROFIT			  1,349,000               507,000



OTHER EXPENSE (INCOME):



   Selling                        406,000               418,000



   General and administrative     201,000               190,000



   Gain on sale of equipment         -                   (5,000)



   Interest income                 (7,000)              (11,000)



   Interest expense               162,000               107,000



TOTAL OTHER EXPENSE (INCOME) 	    762,000               699,000



INCOME (LOSS) BEFORE INCOME TAXES 587,000              (192,000)




(Provision) for income taxes	  _____-____	      ____-_____



NET INCOME (LOSS)                $587,000             $(192,000)




NET INCOME (LOSS) PER SHARE      	 $.19                 $(.06)



WEIGHTED AVERAGE SHARES         3,002,500             3,002,500

OUTSTANDING USED TO COMPUTE

NET INCOME PER SHARE









			see notes to consolidated financial statements

					LUCILLE FARMS, INC.



CONSOLIDATED STATEMENT OF CASH FLOWS



(UNAUDITED)



					           Nine Months Ended December 31,



							    1998		   1997



CASH FLOWS FROM OPERATING ACTIVITIES:



NET INCOME (LOSS)					 $668,000	    $(1,176,000)



Adjustments to reconcile net income

(loss) to net cash provided by

(used by) operating activities:



   Depreciation and amortization		  300,000		  225,000

   Provision for doubtful accounts		   70,000		   23,000



   (Increase) decrease in assets:

   Accounts receivable			     (2,766,000)		 (520,000)

   Inventories					  (79,000)		1,081,000

   Prepaid expenses & other current assets  (25,000)
-

   Other assets					   (8,000)		    -



   Increase (decrease) in liabilities:

   Accounts payable				1,600,000           863,000

   Accrued expenses			         73,000 		  (25,000)

   Net Cash (Used by) Operating Activities (167,000)
471,000

CASH FLOW FROM INVESTING ACTIVITIES:

   Purchase of property, plant equipment (1,844,000)
(373,000)

   Net Cash (used by)Investing Activities(1,844,000)
(373,000)

CASH FLOW FROM FINANCING ACTIVITIES:

   Proceeds from revolving                  951,000
404,000

   credit loan-net

  (Payments of) proceeds from long-term     480,000		 (181,000)

   debt and notes					 _________        __________

   Net Cash Provided by

   Financing Activities				1,431,000		  223,000

NET (DECREASE)IN CASH AND CASH EQUIVALENTS (580,000)		  321,000

CASH AND CASH EQUIVALENTS-BEGINNING		  737,000         1,422,000

CASH AND CASH EQUIVALENTS-ENDING		 $157,000        $1,743,000







		see notes to consolidated financial statements

LUCILLE FARMS, INC.



NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



	1.	The Consolidated Balance Sheet as of December 31, 1998

		the Consolidated Statement of Operations for the three and

		nine month periods ended December 31, 1998 and 1997 and

	      the Consolidated Statement of Cash Flows for the nine month

		periods ended December 31, 1998 and 1997 have been prepared by

		the Company without audit.  In the opinion of management, the


		accompanying consolidated financial statements contain all

		adjustments (consisting only of normal recurring adjustments)
			necessary to present fairly the financial position of Lucille
			Farms, Inc. as of December 31, 1998, the results of its

		operations for the three months and nine months ended December

		31, 1998 and 1997 and the changes in its cash flows for the

		nine months ended December 31, 1998 and 1997.



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



	2.	The results of operations for the three and nine months ended

		December 31, 1998 are not necessarily indicative of the

		results to be expected for the entire fiscal year.



	3.	Inventories are summarized as follows:

		 	  		December 31, 1998	         March 31, 1998

		Finished goods	      $1,122,000			$1,236,000

		Raw materials	         524,000			   312,000

		Supplies and Packaging     328,000			   347,000

                                    $1,974,000			$1,895,000



      4. On February 8, 1999, a new $4,950,000 bank loan agreement was signed. The new loan is collateralized by the
Company's                   plant and equipment. Provisions of
the loan are as follows:



                  A $3,960,000 commercial term note with
interest

                  fixed at 9.75 percent having an amortization period

                  of 20 years with a maturity in February, 2019.



                  A $990,000 commercial term note with interest

                  fixed at 10.75 percent having an amortizaton period

                  of 20 years with a maturity in February, 2019.

            Proceeds of the new loan were used to repay the
$2,647,000

            of long term debt outstanding at December 31, 1998, reduce the revolving credit loan by $954,000 and the balance was

            added to the working capital of the Company.
Maturites of

            long term debt at December 31,1998 reflect the above

            restructuring.





	5.    Subsequent to December 31, 1998, the Company repurchased
an                   additional 31,158 shares of its common
stock at a cost of                     $70,000.




                    6.	Income (loss) per share of common stock
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

	Exchange, the extent of such movement and the timing thereof also

	is not predictable as it is subject to government control and

	support. As a result of these factors, the Company is unable to

	predict pricing trends.



	Three months ended December 31, 1998 compared to three months

	ended December 31, 1997



		Sales for the three months ended December 31,1998

	increased to $13,960,000 from $10,538,000 for the comparable

	period in 1997, an increase of $3,422,000 (or 32.4%).

	Approximately $510,000 (or 14.9%) of such increase was due

	to a increase in the number of pounds of cheese sold and

	approximately $2,912,000 (or 85.1%) of such increase was due

	to an increase in the average selling price for cheese.

	The volume increase was due to increased demand in the

	commodity markets. The increase in average selling price was the

	result of an increase in block cheddar market prices resulting in

	a higher selling price per pound of cheese.



		Cost of sales and gross profit margin for the three months

	ended December 31, 1998 were $12,611,000 (or 90.3% of sales) and

	and $1,349,000 (or 9.7% of sales), respectively, compared to a cost

	of sales and gross profit margin of $10,031,000 (or 95.2% of sales)

	and $507,000 (or 4.8% of sales), respectively, for the

	comparable period in 1997.  The decrease in cost of sales and

	corresponding increase in gross profit margin (as a percentage of

	sales), in 1998 as compared to 1997 was primarily due to an increase

	in the Company's average selling price, a decrease in the Company's

	cost of raw materials (as a percentage of selling price) and
the 			application of fixed overhead to higher unit sales volume.



		Selling, general and administrative expenses for the three

	months ended December 31, 1998 amounted to $607,000 (or 4.3% of sales)

	compared to $608,000 (or 5.8% of sales) for the comparable period

	in 1997.  The decrease in selling, general, and administrative

	expenses as a percentage of sales was primarily due to the
expanded 		sales in the period without a corresponding increase
in general

	and administrative expenses.



		Interest expense for the three months ended December 31,

	1998 amounted to $162,000 compared to $107,000 for the three months

	ended September 30, 1997. This increase is the result of increased borrowings due to the addition of new plant production equipment and higher revolving credit line usage.



		Charges for federal income taxes in 1998 were offset by

	decreases in the valuation allowance for the three months ended

	December 31, 1998.  Credits for income taxes were offset by

	increases in the valuation allowances for the three months ended

	December 31, 1997.  Because of these offsets no provision for

	income taxes was required in these periods.  Such amounts are

	re-evaluated each quarter based on the results of operations.



		The Company's net income of $587,000 for the three months

	ended December 31, 1998 represents an improvement of $779,000

	from the net loss of $192,000 for the comparable period in

	1997.  The primary factors contributing to these changes are

	discussed above.





	Nine months ended December 31, 1998 compared to nine months

	December 31, 1997





		Sales for the nine months ended December 31, 1998

	increased to $35,496,000 from $27,165,000 for the comparable

	period in 1997, an increase of $8,331,000 (or 30.7%).

	Approximately $2,879,000 (or 34.6%) of such increase was due to

	an increase in the number of pounds of cheese sold and

	approximately $5,452,000 (or 65.4%) of such an increase was due to an increase in the average selling price for cheese. The

	volume increase was due to increased demand in the commodity

	markets.  The increase in average selling price was the result

	of an increase block cheddar market prices resulting in a higher

	selling price per pound of cheese.



		Cost of sales and gross profit margin for the nine months

	ended December 31, 1998 were $32,654,000 (or 92.0% of sales)

	and $2,842,000 (or 8.0% of sales), respectively, compared to a cost

	of sales and gross profit margin of $26,390,000 (or 97.1% of sales)

	and $775,000 (or 2.9% of sales), respectively, for the

	comparable period in 1997.  The decrease in cost of sales and correspondng increase in the gross profit margin
for 1998 (as a               percentage of sales) was primarily
due to an increase

	in the Company's average selling price, a decrease in the Company's

	cost of raw materials (as a percentage of selling price) and
the 			application of fixed overhead to higher unit sales volume.



		Selling, general and administrative expenses for the nine

	months ended December 31, 1998 amounted to $ 1,777,000 (or 5.0%


	of sales) compared  to $1,670,000 (or 6.1% of sales) for

	the comparable period in 1997.  The decrease of selling,

	general and administrative expenses as a percentage of sales was

	primarily due to the expanding sales in the period without a

	corresponding increase in general and administrative expenses.



		Interest expense for the nine months ended December 31,

	1998 amounted to $421,000 compared to $342,000 for the nine

	months ended December 31, 1997.  This increase is the result

	of increased borrowings due to the addition of new plant

	production equipment and higher revolving credit line usage.



		The 1998 and 1997 provisions for income taxes of $1,000

	and $2,000 respectively, results primarily from provision for

	state tax at statutory rates.  Charges for federal income taxes

	in 1998 were offset by decreases in the valuation allowance for

	the nine months ended December 31, 1998.  Credits for income

	taxes were offset by increases in the valuation allowances for

	the nine months ended December 31, 1997.  Such amounts are

	re-evaluated each quarter based on the results of operations.





		The Company's net income of $668,000 for the nine months ended December 31, 1998 represents an improvement of
$1,844,000

	from the net loss of $1,176,000 for the comparable period in

	1997.  The primary factors contributing to these changes are

	discussed above.







	Liquidity and Capital Resources



		At December 31, 1998 the Company had working capital

	of ($1,867,000) as compared to working capital of $1,282,000

	at March 31, 1998.  This decrease is due to the scheduled

	maturity of the Company's revolving credit line which is

	currently May 1999 and its consequent reclassification as a

	current liability.  The Company's revolving bank line of credit

	is available for the Company's working capital requirements.

           At December 31, 1998, $3,898,000 was outstanding under

	such revolving line of credit and $352,000 was available for

	additional borrowing at that time (based on the inventory and

	receivable formula).  Advances under this facility are limited

	to 50% of inventory and 80% of receivables. The rate of interest

	on amounts borrowed against the revolving credit facility is

	prime plus 1%.  A .25% annual unused line fee is also charged on

	this facility.  The agreement contains various restrictive

	convenants the most significant of which relates to limitations

	on capital expenditures ($1,000,000 annually outside of those

	financed with the lender under its term loan facility).  This

	loan is cross collateralized with other loans from the lender and

	secured by substantially all of the Company's assets, including

	accounts receivable, inventory and equipment. The Company intends

	to continue to utilize this line of credit as needed for operations.



	On February 8, 1999, a new $4,950,000 bank loan agreeement was signed. The new loan is collateralized by the
Company's plant and             equipment. Provisions of the
loan are as follows:


              A $3,960,000 commerical term note with interest
                           fixed at 9.75 percent having an
amortization period                           of 20 years with a
maturity in February,2019.


                    A $990,000 commerical term note with
interest                                 fixed at 10.75 percent
having an amortization                                 period of
20 years with a maturity in February, 2019.

            Proceedes of the new loans were used to repay the
$2,647,000                  of the long term debt outstanding at
December 31, 1998, reduce                the revolving credit
loan by $954,000 and the balance was                     added
to the working captial of the Company.




              The Company's major source of external working capital

	financing has been and currently is the revolving line of

	credit.  For the foreseeable future the Company believes that

	its current assets and its existing lines of credit

	will continue to represent the Company's major source of

	working capital financing besides income generated from

	operations.



		For the nine months ended December 31, 1998 cash used

	by operating activities was $167,000.  In addition to income from operations an increase in accounts payable of
$1,600,000                 and an increase in acrued expenses of
$73,000 provided cash.  An              increase in accounts
receivable of $2,766,000, an increase in inventories of $79,000 and an increase in prepaid expenses and other assets of $33,000 used cash in the period.


	Net cash provided by financing activities proceeds was
$1,431,000 		for the nine months ended December 31, 1998.  Net
proceeds from the

	revolving credit loan in the amount of $951,000 provided cash.

	Proceedes from long-term debt obligations in the amount of
$480,000

	also provided cash in the period.

      Net cash used by investing activities was $1,844,000 for the

	nine months ended December 31, 1998. This was the result of the

	purchase of manufacturing equipment and plant improvements and additions in the period.





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

		      three months ended December 31, 1998.









SIGNATURES



		Pursuant to the requirements of the Securities Exchange

	Act of 1934, the registrant has duly caused this report to

	be signed on its behalf by the undersigned thereunto duly

	authorized.



	February 12, 1999



				Lucille Farms, Inc.

				  (Registrant)







				   By:/s/ Alfonso Falivene_______
Alfonso Falivene,

					    President (Duly Authorized Officer)









				   By:/s/Stephen M. Katz________					   				    Stephen M.
Katz,

					    Vice President-Finance

					    and Administration

					    (Principal Financial Officer)