Form 10-K
period 1999-03-31
LUCILLE FARMS INC
filed 1999-06-29
CIK 908179

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.    20549
   _____________________
[Mark One]     		    FORM 10-K

  [x ]	           ANNUAL REPRORT TO SECTION 13 OR 15 (d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended March 31, 1999

  [  ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
OF THE SECURITITES EXCHANGE ACT OF 1934

Commission file number    1-12506
______________________________
LUCILLE FARMS, INC.
(Exact name of Registrant as specified in its Charter)

			Delaware			13-2963923
        (State of incorporation)   (I.R.S. employer identification no.)

	  150 River Road, P.O. Box 517      (973) 334-6030
	  Montville, NJ 07045             (Registrant's telephone number)
       (Address of principal executive office)

            Securities registered pursuant to Section 12(b) of the Act:
None
            Securities registered pursuant to Section 12 (g) of the Act:
Common Stock, par value $.001 per share
Preferred Stock Purchase Rights
(Titles of Classes)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.    Yes [x]  No [  ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [x]

The aggregate market value of the voting stock held by non-affiliates of the Registrant was $4,928,215 based on the average bid and ask price as reported by NASDAQ on June 25, 1999.

The number of shares of the Registrant's common stock outstanding as of
June 25, 1999 was:   2,971,342.

Documents Incorporated by Reference
None



PART I

ITEM  1.	BUSINESS

General

          Lucille Farms, Inc. (the "Company") is engaged in the manufacture and marketing of mozzarella cheese and, to a lesser extent,other Italian variety cheeses. Utilizing proprietary formulas and processes, the Company has developed a nutritional line of products consisting of (a) an all natural cholesterol free mozzarella-style cheese substitute which is low in saturated fat and has the taste, mouth feel, texture, handling and cooking characteristics of conventional mozzarella cheese ("Mozzi-RITET"for the Real Italian Experiencer), (b) an all natural, no-cholesterol and no-fat mozzarella cheese ("Tasty-LITE CheeseT - Fat Free "),and (c) an all natural mozzarella cheese (Tasty-LITE CheeseT - Light").The company believes that there is currently no other all natural, cholesterol free mozzarella cheese substitute or all natural,no-cholesterol and no-fat mozzarella cheese on the market.For the fiscal years ended March 31,1999 and 1998, conventional mozzarella cheese sales and blends accounted for over 90% of the Company's revenues.Sales of the Company's nutritional line of products during these periods were not significant.All of the Company's products, which are manufactured in the Company's production facility in Swanton,Vermont, are made of natural ingredients.

          The Company's conventional mozzarella cheese is sold primarily to the food service and industrial segments of the cheese market. To a lesser extent, sales are made to the government segment of the cheese market. The food service segment includes pizza chains and independent pizzerias, restaurants, recreational facilities, business feeders, health care facilities,schools and other institutions which prepare food for on premises consumption. The industrial segment includes manufacturers that utilize cheese products as an ingredient in processed foods and frozen entrees and side dishes. The Company believes that the food service and industrial groups have exhibited increased interest and demand for nutritional cheese products in response to an increasing consumer awareness of nutrition in general and cholesterol and fat intake in particular.

    The Company believes that its proprietary process can be applied to a wide variety of cheese products and, accordingly, plans to continue to develop new dairy related products that meet the increasing demand for healthier products that satisfy consumer taste and appearance expectations.

    The Company has installed the necessary equipment enabling it to package retail shredded cheese.The Company is negotiating with several companies to co-pack their private label retail cheese lines in popular sizes. Additionally, the Company has developed a distinctive Lucille Farms branded line of retail cheeses.The Company expects to begin shipping orders for its branded line of retail cheeses by July 1, 1999.The Company believes its new retail product line will enable it to realize the higher profit margins available in the retail marketplace.At present the Company is considering other retail opportunities.

Nutritional Concerns

     During the past twenty years, medical and dietary experts have been advocating a diet that is lower in saturated fat, cholesterol and sodium as a means of reducing the risk of heart disease and other health problems. The public's concern with dietary fat and cholesterol as related to health have increased significantly in the past several years.

             The Company believes that as public awareness of health and nutrition continues to grow, consumers will increasingly choose foods made with low cholesterol and low fat ingredients. Accordingly, the Company believes that nutritional cheeses will represent an increasingly larger share of total cheese sales as a result of their nutritional advantages over conventional cheeses.


Products

	The Company's products include the following:

	Conventional Cheese Group:

Conventional Mozzarella. The Company's premium quality, all natural mozzarella cheese meets or exceeds all federal and industrial standards for purity, freshness, taste, appearance and texture. During the fiscal years ended March 31, 1997, 1998 and 1999, conventional mozzarella cheese sales and blends accounted for approximately 90%, 88% and 86%, respectively, of the Company's sales.

Conventional Provolone. The Company's provolone is a premium quality, all natural cheese that meets or exceeds all federal and industry standards for purity, freshness, taste, appearance and texture. During the fiscal years ended March 31, 1997, 1998 and 1999, sales of conventional provolone accounted for approximately 5%, 5%, and 5%, respectively, of the Company's sales.

Conventional Feta. The Company's Feta is a premium quality, all natural cheese that meets or exceeds all federal and industrial standards for purity, freshness, taste, appearance and texture. During the fiscal years ended March 31, 1997, 1998 and 1999, sales of Feta accounted for less than 1% of the Company's sales in each of such periods.
Nutritional Product Group:

Mozzi-RITET.   The Company manufactures a proprietary mozzarella-style
cheese substitute made with 97% pasteurized skim milk and 3% canola and sunflower oils. Mozzi-RITET is all natural, cholesterol free and low in saturated fat and sodium. A "substitute cheese" must be nutritionally equal or superior to its conventional counterpart, whereas "imitation cheese" (which the Company does not produce) is nutritionally inferior to conventional cheese. The Company believes that its Mozzi-RITET cheese substitute has the taste, mouth feel, texture, handling and cooking characteristics of conventional mozzarella. Mozzi-RITET differs from "conventional cheese" in that oils are used in its manufacture, whereas butterfat containing cholesterol and saturated fat is used in the manufacture of conventional cheese. To the Company's knowledge, there is currently no other all natural, cholesterol-free mozzarella-style cheese substitutes on the market.

Tasty-Lite CheeseT - Fat Free.   This all natural mozzarella cheese is
made from 100% pasteurized skim milk, and contains no fat or cholesterol, is low in sodium and has reduced calories compared to conventional mozzarella. The Company is not aware of any other all natural, real mozzarella cheese available that is both fat and cholesterol free.

Tasty-Lite CheeseT - Light.   This all natural mozzarella cheese is
made from 100% pasteurized part-skim milk and contains nearly 60% less fat than whole milk mozzarella, and 50% less fat than conventional part-skim mozzarella. This product is low in cholesterol and sodium. Its fat content, however, is greater than the Company's Tasty-Light CheeseT - Low Fat nutritional product.

During the fiscal years ended March 31, 1997, 1998 and 1999, the Company's nutritional product accounted for approximately 2%, 2% and 1%, respectively, of the Company's total sales. While the Company's conventional cheeses are viewed as commodity items, the Company believes that its nutritional line should be viewed as "premium" products, which enables the Company to charge higher prices.

      Proprietary Formulas and Processes; New Product Development

The Company's nutritional products are made using the Company's formulas and processes, which are believed to be proprietary. The formulas and processes for the Company's nutritional products were designed and developed by the Company's Chairman and the Vice Chairman specifically for these products. The rights to these formulas and processes have been assigned by such officers to the Company. These proprietary processes can be applied to a wide variety of cheese, and the Company's future plans include developing other varieties of nutritional cheeses and products (e.g., provolone, ricotta, feta and cheddar). However, there can be no assurance that the Company will be successful in such development, or that, if developed, such products will be accepted by the marketplace or prove profitable.

Production Facilities


       The Company currently produces substantially all of its products at its manufacturing plant in Swanton, Vermont.The Swanton facility, located in Franklin County, Vermont's highest volume dairy producing area, operates 24 hours a day, 6 days a week and ships approximately 500,000 pounds of bulk products per week. The plant currently has 65 full-time employees and 5 part-time employees.The Swanton facility is designated as an approved plant by the United States Department of Agriculture and is qualified to produce cheese for the armed forces and school lunch programs, which it has been doing since the facility was built in 1975. The Company has equipment for shredding, dicing, slicing, vacuum packaging, gas flush bag packaging, and labeling its products.The manufacturing equipment is of modern design and assembled in a flow through arrangement for a labor saving operation. The production operation has been established in such a way that changes in cheese orders, whether size, specification, packaging, labeling or delivery dates, can be accomplished without significant effort or disruption of operations. Due to recent improvements, the Company's facility now has the capacity to produce approximately 600,000 pounds of bulk product per week. In the event additional capacity is required, the Company may either (a) contract out its excess production to, and/or rent plant time from, other manufacturers ("co-packing"), or (b) further expand its current plant facilities, subject to appropriate financing, for which it believes it has sufficient acreage and technical capabilities. However, there can be no assurance that co-packing arrangements can be effectuated, or, if effectuated, that such arrangements could be done in a timely manner and at a reasonable cost.

Whey Drying Facility

	The Company has recently completed construction of, and has begun operating, a 10,000 square foot whey drying facility adjacent to its Swanton, VT cheese plant. This project was built in conjunction with a leading ingredient processing company, who provided the drying equipment and has agreed to purchase all of the whey produced at the facility.

	Whey is the residue of making cheese. It consists of water, protein, calcium and other minerals. In the past, whey was regarded as an environmental pollutant, and its disposal was expensive.

	Recently, whey has become a valuable product, and is now used in animal feeds, infant formulas, protein powders, ice cream and a variety of other products.

	The Company hopes that the current sales of its whey will provide increased revenues and profits, but there can be no assurance that this will occur.

	The facility dries whey into a product referred to as whey popcorn, which is milled and mixed with other ingredients for animal feed. The plant was designed to enable the Company to upgrade it in the future in order to take advantage of emerging new technologies in whey protein fractionalization. The Company's ability to produce this higher value whey protein has not been proven and there can be no assurance that this upgrade will occur.


Quality Control

	The Company is supplied with milk by the largest milk cooperative headquartered in Vermont. Quality control starts on the local farms, which produce the milk for the cooperative. The milk is delivered to the Company directly from the farms on a regular and timely basis. The Company tests all milk received. Throughout the production process, the Company subjects its products to quality control inspection and testing in order to satisfy federal regulation, meet customer specifications and assure consistent product quality. The Company currently employs two persons qualified to perform the necessary testing as prescribed by state, federal and the Company's quality standards and specifications. Such tests are performed at the Company's on-site laboratory. A sample of each product batch is tested promptly after the manufacture and again before shipment for various characteristics, including taste, color, acidity, surface tension, melt, stretch and fat retention. On a frequent basis, random samples are sent to qualified independent labs to test for bacteria and other microorganisms. Federal and state regulatory agencies also perform regular inspections of the Company's products and facilities.


Raw Materials
At present, there are adequate supplies of raw materials, primarily milk, utilized by the Company in manufacturing its products and the Company expects such adequate supplies to continue to be available.The Company has milk supply contracts with several milk cooperatives and has been able to purchase as much milk as needed for its production. The cooperatives also ensure the Company a flexible mix of milk products, besides direct farm milk, such as extra milk, skim milk, condensed skim milk or dry milk powder. This flexibility is an advantage in cheese production. It enables the Company to switch from one milk product to another on short notice with no down time.

Markets and Customers
The Company's products are sold primarily to the food service and industrial segment of the cheese market. To a lesser extent, sales are made to the government segment of the cheese market.The Company intends to market its products to the retail segment,beginning in July of 1999, primarily to supermarkets in the Northeastern U.S.

	The food service segment of the cheese market includes pizza chains and independent pizzerias, restaurants, recreational facilities, transportation hubs, business feeders, health care facilities, schools and other institutions which utilize the company's products as ingredients in preparing foods for on premise consumption. The Company sells its products to the food service segment of the cheese market through a network of 20 non-exclusive food brokers that sell to approximately 140 independent distributors that service the industry in over 27 states and Washington, D.C. The bulk of the Company's products distributed in the food service market are utilized by regional pizza chains and independent pizza shops. For the fiscal years ended March 31, 1997, 1998 and 1999, sales of the Company's products to food service segment of the cheese market accounted for approximately 70% to 80% of revenues. Virtually all of such sales were of the Company's conventional cheeses. In the fiscal year ended March 31, 1997 one customer, Lisanti
Foods, Inc., accounted for approximately 14% of sales. In the fiscal years ended March 31, 1998,and 1999 no one customer accounted for more than 10% of the Company's sales.

	In the industrial segment of the cheese market, the Company sells its products to manufacturers for use as an ingredient in processed foods, such as frozen and refrigerated pizzas, a variety of Italian specialty convenience foods, and general frozen entrees and side dishes. The finished processed foods are then generally sold to retail supermarkets and grocery accounts under various brand names. The majority of the Company's sales of its conventional cheese and nutritional products to the industrial market are made directly by the Company's in-house sales staff.For the fiscal years ended March 31, 1997, 1998 and 1999, sales of the Company's products to the industrial segment of the cheese market accounted for approximately 9% to 19% of revenues.

The government segment of the cheese market includes the military school lunch program and the commodities price support program. For the fiscal years ended March 31,1997 and 1998 sales of the Company's products to the government segment of the cheese market accounted for approximately 1% of revenues. There were no significant government segment sales in 1999.

The necessary packaging equipment enabling the Company to sell to the retail segment is fully operational, and the Company expects to be shipping on July 1, 1999.

Sales and Marketing

      The thrust of the Company's sales and marketing efforts have recently shifted to emphasize its retail and shredded cheese products. We believe that the retail and shredded cheese market offers the Company a significant marketing opportunity. The Company is seeking to establish these products as a substantial portion of its sales, but there can be no assurance that it will be successful in doing so.

Competition
The company faces intense competition. The conventional cheese market is a commodity, price-sensitive industry, with numerous small local, medium-sized regional and large national competitors. The Company competes with many established national manufactures of conventional cheese, including Kraft, Inc., Borden, Inc., Sargento Foods, Inc., Suprema Foods and Sorrento Cheese Company Inc. There are also a number of national dairy cooperatives, including Dairymen's Creamery Association Inc., Agri-Mark and D.F.A. Inc. Many of these competitors have significantly greater financial and other resources than the Company.

	The principal competition for the Company's nutritional products group include many of the same major competitors listed above in the conventional cheese industry, in addition to Century Foods, Galaxy Foods, Land of Lakes Inc. and Stella Foods, Inc.

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

Trademarks and Patents
The Company owns the trademarks Lucille FarmsT, Monte CarloT,
Mozzi-RITET, Real Italian Taste Experiencer, and Tasty-Lite CheeseT for its products. The Company owns a registered trademark for Real Italian Taste Experiencer. In addition, the Company is currently pursuing trademark protection for a number of other potential names for existing and planned new products.The Company believes these trademarks are an important means of establishing consumer recognition for the Company and its products. However there can be no assurance as to the degree that these trademarks offer protection to the Company, or that the Company will have the financial resources to engage in litigation against any infringement of its trademarks, or as to the outcome of any litigation if commenced.

Although the Company believes its formulas, processes and technology for its nutritional products are proprietary, the Company has not sought and does not intend to seek patent protection for such technology. In not seeking patent protection, the Company is instead relying on the complexity of its technology, trade secrecy laws and employee confidentially agreements. However, there can be no assurance that other companies will not acquire information which the company considers to be proprietary or will not independently develop equivalent or superior products or technology and obtain patents or similar rights with respect thereto. Although the Company believes that its technology has been independently developed and does not infringe upon the patents of others, certain components of the Company's manufacturing processes could infringe existing or future patents, in which event the Company may be required to modify its processes or obtain a license. No assurance can be given that the Company will be able to do so in a timely manner or upon acceptable terms and conditions, and the failure to do either of the forgoing could have a material adverse effect on the Company.

Government Regulation
The dairy industry is subject to extensive federal, state and local government regulation, including the Food and Drug Administration ("FDA"), the United States Department of Agriculture, the State of Vermont Department of Agriculture and the Vermont Environmental Protection Agency, regarding the quality, purity, manufacturing, marketing, advertising, labeling and distribution of food products. The Company's plant is subject to regulation and inspection by these agencies and failure to comply with one or more regulatory requirements can result in fines and sanctions, including the closing of all or a portion of the facility until the manufacturer, is able to bring its operations or products into compliance.

Food products are also subject to "standard of identity" requirements mandated by both federal and state agencies to determine the permissible qualitative and quantitative ingredient content of foods. The Company believes that all its products meet the applicable FDA standards of identify and that the various products it labels as "no-cholesterol," "low-sodium," "low saturated fat," "fat-free," reduced calorie" and "source of calcium" meet the applicable FDA standards of identity for such designations.

The Company's manufacturing plant is believed to be operating in compliance with all regulations, and has all the necessary licenses, permits and approvals required to operate. The Company currently operates a facility for the purpose of pre-treating the wastewater generated from the Company's manufacturing facility.The Company entered into an Agreement with the State of Vermont, to make significant improvements in its waste water facility.
The improvements have been completed and the company believes the facility is in compliance with all regulatory requirements.

Employees

      The Company and its wholly owned manufacturing subsidiary currently employ 72 full-time employees, five of which are executive officers of the Company. Of such employees, seven are in executive and administrative positions, 60 are in production and distribution, and five are in clerical positions. Of such employees, 65 are located at the Swanton, Vermont facility and seven are located at the Company's executive offices in Montville, New Jersey.

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

The Company currently operates a facility for the purpose of pre-treating the wastewater generated from the Company's manufacturing facility. The Company entered into an Agreement with the State of Vermont to make significant improvements in the wastewater facility. The improvements have been completed and the Company believes the facility is in compliance with all regulatory requirements.

	The Company has recently completed construction, and has begun operating, a 10,000 square foot whey drying facility adjacent to its Swanton, VT cheese plant.

      The Company's executive offices, consisting of approximately 1,900 square feet, are located in Montville, New Jersey. Approximately 1,000 square feet of such premises are leased from Messrs. Phillip, Gennaro and Alfonso Falivene, officers, directors, and principal stockholders of the Company, all of whom own the office condominium unit. The Company currently pays Messrs. Falivene $1,200 per month rent for such premises, which is the fair market value for such space, on a month-to-month basis. The remainder of the Company's premises is occupied pursuant to a month-to-month sublease from Messrs. Phillip, Gennaro and Alfonso Falivene pursuant to which the Company pays $750 per month rent.

      The Company leases a parcel of land adjacent to the facility. This parcel is owned by Phillip, Gennaro and Alfonso Falivene. The space is used as an employee parking lot and its use was required in conjunction with the construction of the new Whey drying facility. The lease is for a ten year period. Rentals are $750 monthly for the first five years and $900 monthly for the additional five year period. Rent expense for the year ended March 31, 1999 was $6,000. This lease has a purchase option to purchase at fair market value at the end of the ten year period. This lease was assigned to the Bank in conjunction with the Whey Plant financing.

ITEM 3.     LEGAL PROCEEDINGS

	The Company is not a party to any material pending legal proceedings.



ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

					NOT APPLICABLE

PART II

ITEM 5. 	MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
			STOCKHOLDER MATTERS

The Common Stock trades on the National Association of Securities
Dealers Automated quotation System ("NASDAQ") under the symbol "LUCY". The following table sets forth the high and low bid quotations reported on NASDAQ for the Common Stock for the periods indicated.

						High		Low


Year Ended March 31, 1999:

First Quarter				1-13/16	1-1/8
Second Quarter				2-1/2		1-9/16
Third Quarter				3-1/4		1-13/16
Fourth Quarter				4		2-5/16

Year Ended March 31, 1998:

First Quarter    	       	      2-7/8		1
Second Quarter	  		      2		1-1/8
Third Quarter	   		      1-7/8		1-1/4
Fourth Quarter	    		      1-11/16	1-1/4

The above quotations represent prices between dealers, do not include retail mark-ups, markdowns or commissions and do not necessarily reflect actual transactions.

As of June 25, 1999 there were approximately 141 holders of record of Common Stock. Since many shares are registered in street name, the number of beneficial owners is considerably higher.

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

Statement of Operations Data (in thousands, except share and per share data)




					Year Ended March 31

	                   1999      1998     1997    1996     1995

Net Sales..           $46,048   $36,175  $43,890   $41,708    $35,159

Net income (loss).. 	  729    (2,138)    (935)      773       (997)

Net income (loss) per
share ..                  .24      (.71)    (.31)      .25       (.33)

Weighted average common
and common equivalent
shares outstanding .  2,994,710 3,002,500 3,005,513 3,052,500 3,052,500






















Balance Sheet Data (in thousands)

				_____________March 31_______________________

			       1999    1998     1997    1996     1995


Total assets .  .       $16,156  $11,656  $13,330  $12,773 $11,109

Long-term debt and
capital lease
obligations . .           8,163    4,832    2,150    1,902   1,880

Total liabilities.       13,490    9,645    9,181    7,564   6,673

Working capital           2,746    1,282     713     1,345   1,842

Stockholders' equity.     2,666    2,011   4,149    5,209    4,436
	____________________



































ITEM 7.         	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL

	Results of Operations

General
The Company's conventional cheese products, which account for substantially all of the Company's sales, are commodity items. The Company prices its conventional cheese products competitively with others in the industry, which pricing, since May 1997, is referenced to the Chicago Mercantile Exchange (and was formerly referenced to the Wisconsin Block Cheddar Market). The price the Company pays for fluid milk, a significant component of cost of goods sold, is not determined until the month after its cheese has been sold. While the Company generally can anticipate a change in price of milk, it cannot anticipate the extent thereof. By virtue of the pricing structure for its cheese and the competitive nature of the marketplace, the Company cannot always pass along to the customer the changes in the cost of milk in the price of its conventional cheese. As a consequence thereof, the Company's gross profit margin for such cheese is subject to fluctuation, which fluctuation, however slight, can have a significant effect on profitability.

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

Year ended March 31, 1999 compared to the year ended March 31, 1998

	Sales for the year ended March 31, 1999 increased to $46,048,000 from $36,175,000 for the comparable period in 1998, an increase of $9,873,000 (or 27.3%). Approximately $4,560,000 (or 46.2%) of such amount was due to an increase in the number of pounds of cheese sold and approximately $5,313,000 (or 53.8%) of such an increase was due to an increase in the average selling price for cheese. The volume increase was due to increased demand in the commodity cheese markets and an increase in plant production of cheese in the period. The Company anticipates volume increases and increased demand in the months ahead, although there can be no assurance in this regard. The increase in average selling price was the result of an increase in block cheddar market prices coupled with increased demand in the marketplace resulting in a higher selling price per pound of cheese.

      Cost of sales and gross profit margin for the year ended March 31, 1999 were $42,366,000 (or 92.0% of sales) and $3,682,000 (or 8.0% of sales), respectively, compared to a cost of sales and gross profit margin of $35,627,000 (or 98.5% of sales) and $548,000 (or 1.5% of sales), respectively, for the comparable period in 1998. The decrease in cost of sales and corresponding increase in gross profit margin for 1999 as a percentage of sales is primarily due to a decrease in the Company's cost of raw materials as a percentage of selling price. In addition, the allocation of labor and overhead costs to more units of production resulted in a slightly lower cost per pound and higher margins.

      Selling, general and administrative expenses for the year ended March 31, 1999 amounted to $2,473,000 (or 5.4% of sales) compared to $2,260,000 (or
6.2% of sales) for the comparable period in 1998. The decrease in selling, general and administrative expenses as a percentage of sales was primarily due to the increased sales in the period without a corresponding increase in these expenses.

      Interest expense for the year ended March 31, 1999 amounted to $505,000 compared to $481,000 for the year ended March 31, 1998 an increase of $24,000. This increase is the result of increased borrowing due to the addition of new plant production equipment and higher revolving credit line usage in the year.

      The provision for income tax for the year ended March 31, 1999 of $3,000 and March 31, 1998 of $1,000 reflect minimum state taxes with the tax benefits of operating losses being offset by the effect of decreasing the valuation allowance by $303,000 in 1999 and increasing the valuation allowance by $754,000 in 1998. Such amounts are re-evaluated each year based on the results of the operations.

      The Company's net income of $729,000 for the year ended March 31, 1999 represents an improvement of $2,867,000 from the net loss of $2,138,000 for the comparable period in 1998. The primary factors contributing to these changes are discussed above.

      With respect to its gross profit margin, the Company is continuing its efforts to increase sales of its value added products which are less dependent on the Block Cheddar Market. The selling price for the Company's nutritional line of cheeses is less dependent on the Block Cheddar Market, which dictates the Company's commodity cheese prices. With respect to its nutritional line of cheeses, the Company is continuing its efforts to increase sales of such products. To date sales of nutritional cheese has not been significant. The Company has now positioned itself to co-pack private label retail products. However, there can be no assurance as to whether such sales can be achieved or maintained. In addition, the Company has continued to upgrade its equipment to enable it to reduce costs and add product lines with greater margins.


Year ended March 31, 1998 compared to the year ended March 31, 1997

	Sales for the year ended March 31, 1998 decreased to $36,175,000 from $43,890,000 for comparable period in 1997, a decreased of $7,715,000 (or 17.6%). Approximately $4,400,000 (or 57.0%) of such amount was due to a decrease in the number of pounds of cheese sold and approximately $3,315,000 (or 43.0%) of such decrease was due to a decrease in the average selling price for cheese. The volume decrease was due to intense competition in the commodity cheese markets and excess availability of cheese in the period.
The Company anticipates volume increases and increased demand in the months ahead, although there can be no assurance in this regard. The decrease in average selling price was the result of lower block cheddar market prices coupled with intense pricing competition in the marketplace resulting in a lower selling price per pound of cheese.

      Cost of sales and gross profit margin for the year ended March 31, 1998 were $35,627,000 (or 98.5% of sales) and $548,000 (or 1.5% of sales), respectively, compared to a cost of sales and gross profit margin of $42,181,000 (or 96.1% of sales) and $1,709,000 (or 3.9% of sales), respectively, for the comparable period in 1997. The increase in cost sales and corresponding decrease in gross profit margin for 1998 as a percentage of sales is primarily due to an increase in the Company's cost of raw materials as a percentage of selling price. In addition, the allocation of labor and overload costs to fewer units of production resulted in a slightly higher cost per pound and lower margins.

      Selling, general and administrative expenses for the year ended March 31, 1998 amounted to $2,260,000 (or 6.2% of sales) compared to $2,301,000(or
5.2% of sales) for the comparable period in 1997, a decrease of $41,000 (or
1.8%).

      Interest expense for the year ended March 31, 1998 amounted to $481,000 compared to $392,000 for the year ended March 31, 1997 an increase of $89,000. This increase is the result of increased borrowing due to the addition of new plant production equipment and higher revolving credit line usage in the year.

      The provision for income tax for the year ended March 31, 1998 or $1,000 and March 31, 1997 of $10,000 reflect minimum state taxes with the tax benefits of operating losses being offset by the effect of increasing the valuation allowance by $754,000 in 1998 and increasing the valuation allowance by $302,000 in 1997. Such amounts are re-evaluated each year based on the results of the operations.

      The Company's net loss of $2,138,000 for the year ended March 31, 1998 represents a increased loss of $1,203,000 from the net loss of $935,000 for the comparable period in 1997. The primary factors contributing to these changes are discussed above.

      With respect to its gross profit margin, the Company has met with certain of its suppliers to address the pricing of fluid milk and the pricing formula considerations required to improve the Company's gross margin. As a result some significant considerations have been obtained effective in the first quarter of fiscal 1999. Furthermore, the selling price for the Company's nutritional line of cheeses is less dependent on the Block Cheddar Market, which dictates the Company's commodity cheese prices. With respect to its nutritional line of cheeses, the Company is continuing its efforts to increase sales of such products. To date sales of the nutritional cheese have not been significant. The Company has now positioned itself to co-pack private label retail products. However, there can be no assurance as to whether such sales can be achieved or maintained. In addition, the Company has continued to upgrade its equipment to enable it to reduce costs and add product lines with greater margins.




Liquidity and Capital Resources

At March 31, 1999 the Company had working capital of $2,746,000 as compared to working capital of $1,282,000 at March 31, 1998. The Company's revolving bank line of credit is available for the Company's working capital requirements.

At March 31, 1999, $3,300,000 was outstanding under such revolving credit line of credit and no funds were available for additional borrowing at that time (based on the inventory and receivable formula). Advances under this facility are limited to 50% of inventory and 80% of receivables. The rate of interest on amounts borrowed against the revolving credit facility is prime plus 1%. A .25% annual usused line fee is also charged on this facility. The agreement contains various restrictive covenants the most significant of which reflects to limitations on capital expenditures ($500,000 annually without bank consent). In addition, the Company is required to generate an increase in its dollar amount of net worth annually. The Company intends to continue to utilize this line of credit as needed for operations.

      On February 8, 1999, a new $4,950,000 bank loan agreement was signed. The new loan is collateralized by the Company's plant and equipment. Provisions of the loan are as follows:

A $3,960,000 commercial term note with interest fixed at 9.75 percent having an amortization period of 20 years with a maturity in February, 2019.

A $990,000 commercial term note with interest fixed at 10.75 percent having an amortization period of 20 years with a maturity in February, 2019.

      Proceeds of the new loans were used to repay the $2,647,000 of the long term debt outstanding at December 31, 1998, reduce the revolving credit loan by $954,000 and the balance was added to the working capital of the Company.


      The Company's major source of external working capital financing has been and is currently the revolving line of credit. For the foreseeable future the Company believes that its current working capital and its existing lines of credit will continue to represent the Company's major source of working capital financing besides income generated from operations.

For the year ended March 31, 1999 cash provided by operating activities was $1,081,000. In addition to the income from operations, increases in accounts payable of $532,000, accrued expenses of $147,000 and decreases in inventories of $110,000 provided cash. Cash was decreased by increases in accounts receivable of $839,000, an increase in other assets of $29,000 and an increase in prepaid expenses and other current assets of $74,000.

Net cash used by investing activities was $2,696,000 for the year ended
March 31, 1999 which represented purchase of property, plant and equipment of $2,726,000 reduced by loan proceeds amounting to $30,000.

Net cash provided by financing activities was $2,802,000 for the year ended March 31, 1999. Proceeds from the revolving credit loan of $353,000 provided cash. Proceeds from long-term debt obligations in the amount of $4,964,000 also provided cash in the period. Repayments of long-term debt and notes of $2,171,000, mortgage loan costs of $270,000 and the cost of stock purchased of $74,000 used cash in the period.

The Company estimates that based upon its current plans, its resources including revenues from operations and utilization of its existing credit lines, will be sufficient to meet its anticipated needs for at least 12 months.


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

Safe Harbor Statement

      This Annual Report on Form 10K (and any other reports issued by the Company from time to time) contains certain forward-looking statements made in reliance upon the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements, including statements regarding the application of the Company's proprietary processes to other cheese products, and the Company's ability to improve margins and increase retail sales, are based on current expectations that involve numerous risks and uncertainties. Actual results could differ materially from those anticipated in such forward-looking statements as a result of various known and unknown factors including, without limitation, future economic, competitive, regulatory, and market conditions, future business decisions, the uncertainties inherent in the pricing of cheese on the Chicago Mercantile Exchange upon which the Company's prices are based, changes in consumer tastes, fluctuations in milk prices, and those factors discussed above under Management's Discussion and Analysis of Financial Condition and Results of Operations. Words such as "believes," "anticipates," "expects," "intends," "may," and similar expressions are intended to identify forward-looking statements, but are not the exclusive means of identifying such statements. The Company undertakes no obligation to revise any of these forward-looking statements.





ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

					Follow on next page




















































Shareholders
Lucille Farms, Inc.
and Subsidiaries

Independent Auditors' Report

	We have audited the accompanying consolidated balance sheet of Lucille Farms, Inc. and Subsidiaries as at March 31, 1999 and 1998 and the related consolidated statements of operations, stockholders' equity and cash flows for the years ended March 31, 1999, 1998 and 1997.
These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

	In our opinion, the aforementioned consolidated financial statements present fairly, in all material respects, the financial position of Lucille Farms, Inc. and Subsidiaries as at March 31, 1999 and 1998, and the results of their operations and their cash flows for the years ended March 31, 1999, 1998 and 1997 in conformity with generally accepted accounting principles.


                                   /s/ Citrin Cooperman & Company, LLP
						CITRIN COOPERMAN & COMPANY, LLP


New York, New York
May 28, 1999










                               F-1



			      LUCILLE FARMS, INC. AND SUBSIDIARIES
                    CONSOLIDATED BALANCE SHEET
                          AS AT MARCH 31,

					ASSETS	     1999		1998
Current Assets:
   Cash and cash equivalents		     $  1,924,000   $ 737,000
   Accounts receivable, net of allowances   3,618,000   2,833,000
   of $132,000 in 1999 and $78,000 in 1998
   Inventories				        1,785,000   1,895,000
   Deferred income taxes			     67,000	     45,000
   Prepaid expenses and other current
   assets						    143,000	     69,000

	Total Current Assets		        7,537,000   5,579,000

Property, Plant and Equipment, Net	        7,591,000	  5,314,000
Other Assets:
   Due from officers				    139,000	    169,000
   Deferred income taxes			    469,000	    471,000
   Deferred loan costs, net			    268,000	     --
   Other						    152,000	    123,000
      Total Other Assets		        1,028,000     763,000
      TOTAL ASSETS		           $ 16,156,000 $11,656,000

			LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
   Accounts payable			    $  4,323,000  $ 3,791,000
   Current portion of long-term debt	    97,000      282,000
   Accrued expenses		   		   371,000	    224,000
      Total Current Liabilities	       4,791,000    4,297,000
Long-Term Liabilities:
   Long-term debt				       4,863,000    1,885,000
   Revolving credit loan		       3,300,000	  2,947,000
   Deferred income taxes			   536,000	    516,000
      Total Long-Term Liabilities	       8,699,000	  5,348,000
      TOTAL LIABILITIES			      13,490,000	  9,645,000
Stockholders' Equity:
   Common stock,$0.001 par value,
   10,000,000 shares authorized,
   3,021,342 shares in 1999 and
   3,052,500 shares in 1998 issued		     3,000	     3,000
   Additional paid-in capital			 4,438,000   4,512,000
   Retained (deficit) earnings		(1,650,000) (2,379,000)
							 2,791,000	 2,136,000
   Less:  50,000 shares treasury stock
   at cost						  (125,000)	  (125,000)
      Total Stockholders' Equity		 2,666,000 	 2,011,000
      TOTAL LIABILITIES AND
      STOCKHOLDERS' EQUITY		    $ 16,156,000 $11,656,000

    See accompanying notes to consolidated financial statements.
					    F-2



LUCILLE FARMS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF OPERATIONS
FOR THE YEARS ENDED MARCH 31,


			     1999	           1998	          1997

Sales				  $46,048,000	 $36,175,000    $43,890,000

Cost of Sales		   42,366,000	  35,627,000     42,181,000

Gross Profit 		    3,682,000	     548,000      1,709,000

Other Expense (Income):
    Selling		    	    1,655,000	   1,624,000	1,648,000

General and administration	818,000          636,000        653,000
   Gain on Sale of Equipment	  --		     (10,000)	     --

   Interest Income	     (28,000)	     (46,000)	  (59,000)

   Interest Expense	     505,000	     481,000 	  392,000

Total Other Expense Income 2,950,000	     2,685,000      2,634,000

  (Loss) Income before
   income taxes	 	     732,000	    (2,137,000)     (925,000)

(Provision) for income taxes  (3,000)             (1,000)      (10,000)

  Net (Loss) Income	 $   729,000	   $(2,138,000)   $ (935,000)

  Net (Loss) Income per	 $       .24	   $      (.71)	$     (.31)
share

Weighted average shares
outstanding used to compute
Net (Loss) Income per share 2,994,711	     3,002,500      3,005,513










See accompanying notes to consolidated financial statements.

                                      F-3

LUCILLE FARMS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
FOR THE YEARS ENDED MARCH 31, 1999, 1998 AND 1997




     Common Stock  Additional   Retained Treasury Stock
		   	    Paid In     Earnings
  Shares   Amount   Capital     (Deficit) Shares Amount    Total

Balance
March 31,
1996   3,052,500 $3,000 $4,512,000   $694,000       $          $5,209,000

Net loss					 (935,000)                   (935,000)

Purchase of
50,000 shares
of treasury
stock	                   _________    ________  50,000 (125,0000) (125,000)

Balance
March 31,
1997	 3,052,500  3,000  4,512,000  (241,000)  50,000   (125,000) 4,149,000

Net Loss_________         ________(2,138,000) ________  _______  (2,138,000)

Balance
March 31,
1998	 3,052,500  3,000  4,512,000  (2,379,000)  50,000 (125,000) 2,011,000

Net income                             729,000                      729,000

Purchase and
retirement of
31,158 shares
of stock  (31,158)   -    (74,000)                     ________     (74,000)

Balance
March 31
1999  $3,021,342 $3,000 $4,438,000 $(1,650,000) 50,000 $(125,000) $2,666,000








See accompanying notes to consolidated financial statements
                                      F-4



                        LUCILLE FARMS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CASH FLOWS
FOR THE YEARS ENDED MARCH 31,
					   1999	    1998	    1997
Cash Flows from Operating Activities:
  Net (loss) income		  $   729,000   $(2,138,000)	 $(935,000)
Adjustments to reconcile net (loss)
income to net cash (used by) provided
by operating activities
  Depreciation and amortization	451,000       394,000      338,000
  Provision for doubtful accounts	 54,000        21,000       22,000
  Gain on sale of equipment		     -        (10,000)
(Increase) decrease in assets:
  Accounts receivable		     (839,000)      145,000    1,088,000
  Inventories			 10,000       809,000   (1,155,000)
  Prepaid expenses and other
  current assets			(74,000)      35,000        43,000
  Other Assets			(29,000)      (7,000)      (53,000)
Increase (decrease) in liabilities:
  Accounts payable		532,000      837,000      (331,000)
  Accrued expenses		147,000        5,000       (74,000)
Net cash provided by (used by)
operating activities	    1,081,000       91,000    (1,057,000)

Cash Flow From Investing Activities:
  Proceeds from repayment of officers'
  loans    					 30,000        7,000        19,000
  Proceeds from sale of equipment	 19,000
  Purchase of property, plant and
  equipment				   (2,726,000)    (395,000)   (1,295,000)
  Deposits on equipment		                     9,000       171,000
Net cash (used by) Investing
Activities				  (2,696,000)     (360,000)   (1,105,000)
Cash Flow From Financing Activities:
(Repayments of) proceeds from revolving
  credit loan-net			     353,000     (193,000)    1,751,000
Proceeds from long-term debt and
  notes				   4,964,000       16,000       456,000
Principal payments of long-term debt
and notes				  (2,171,000)    (239,000)     (195,000)
Increase in mortgage loan costs   (270,000)
Purchase of stock			     (74,000)                  (125,000)
Net cash (used by) provided by
  financing activities	    2,802,000     (416,000)    1,887,000
Net (decrease) increase in cash   1,187,000     (685,000)     (275,000)
Cash and Cash Equivalents Beginning 737,000    1,422,000     1,697,000
Cash and Cash Equivalents Ending $1,924,000   $  737,000    $1,422,000
SUPPLEMENTAL DISCLOSURES OF
CASH FLOWS INFORMATION:
Cash paid during the period for:
Interest				    $554,000    $478,000       $356,000
Income Taxes			       1,000       2,000         10,000
	See accompanying notes to consolidated financial statements
				          F-5

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


Deferred Loan Costs

Costs of obtaining a mortgage and term facility were deferred and are being amortized on a straight-line basis over the term of the mortgage.
				     F-6


                 LUCILLE FARMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

Earnings per Share

Basic earnings per share is computed by dividing net earnings available to common shareholders by the weighted average common shares outstanding for the period. Diluted earnings per share is computed by dividing net earnings available to common shareholders by the weighted average common shares outstanding adjusted for the dulutive effect of options granted under the Company's stock option plans. Basic and diluted earnings per share were the same for all periods presented since options and warrants were not included in the calculation because their effect would have been antidilutive.

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


				          F-7

                    LUCILLE FARMS, INC. AND SUBSIDIARIES

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3  INVENTORIES

Inventories consist of the following:

				March 31, 1999	March 31, 1998

Finished goods			$    855,000	$  1,236,000
Raw materials			     572,000  	     312,000
Supplies and packaging		     358,000	     347,000
				$  1,785,000	$  1,895,000

Inventories are pledged as collateral under a revolving credit facility with a bank (Note 6).

NOTE 4  PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consists of the following:

				March 31, 1999	March 31, 1998

Land					$     25,000	 $     25,000
Plant					   3,955,000	    3,867,000
Equipment				   6,454,000	    5,799,000
Construction in progress		                   77,000
Whey facility			   1,787,000	   __		__
 	   12,221,000	     9,768,000

Less:  accumulated
depreciation and
amortization			  4,630,000		     4,454,000
			     $  7,591,000         $  5,314,000

Included in property, plant and equipment at March 31, 1999 is capitalized interest of $106,000 and capitalized labor of $61,000. Interest capitalized was $32,000 for the year ended March 31, 1999. Capitalized labor was $61,000.

NOTE 5  DUE FROM OFFICERS

Amounts due from officers reflect advances and loans which effective
June 1, 1992 are represented by promissory notes bearing interest at 9% per annum. Interest is payable beginning on June 1, 1994 and annually thereafter, with the principal due on June 1, 2000. $14,000, $14,000 and $15,000 was included in operations as interest income for the years ended March 31, 1999, 1998 and 1997, respectively.



                            F-8

                  LUCILLE FARMS, INC. AND SUBSIDIARIES

         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS





NOTE 6 REVOLVING CREDIT LOAN

The Company has available a $5,000,000 revolving credit facility at March 31, 1999. The rate of interest on amounts borrowed against the revolving credit facility is based upon the New York prime rate plus 1% in 1999 and 1998 (8.75% at March 31, 1999 and 9.5% at March 31, 1998).
The facility, which was to expire on May 30, 1999, was renewed on March 30, 1999 until May 1, 2001. Due to the extension of the Company's revolving credit line beyond one year, the balance advanced under the line at March 31, 1999 and March 31, 1998, has been classified as long-term in the accompanying consolidated balance sheet. Advances under this facility are limited to 50% of inventory (with a cap on inventory borrowings of $1,000,000) and 80% of receivables as defined in the agreement. The commitment contains various restrictive covenants the most significant of which relates to limitations on capital expenditures ($500,000 annually without bank consent). In addition, the Company is required to generate an increase in its dollar amount of net worth annually.

This loan is secured by substantially all of the Company's assets.
As of July 8, 1998, the revolving credit loan and the other loans with the bank (see note 7) were modified due to the Company's 1998 losses.
The modifications among other things included the reduction of the revolving credit line to $4,250,000, the reduction of the capital expenditure line to $924,000, the interest rates on all loans with the bank increased to prime plus 1.5% effective September 1, 1998 and increased .25% the first of every month thereafter, until the interest rate reaches prime plus 2.50%. These modifications were eliminated when the credit line was renewed in 1999.


















                            F-9

			LUCILLE FARMS, INC. AND SUBSIDIARIES
	   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7 LONG-TERM DEBT

Long-term debt consists of the following:
							     March 31     March 31
							         1999        1998
Term loan with a bank dated February 8, 1999, secured
by real estate and equipment, payable monthly at
$37,561 including interest at 9.75% for 20 years
maturing February 8, 2019.				   $3,957,000
Term loan with a bank dated February 8, 1999 secured
by real estate and equipment, payable monthly at
$10,051 including interest at 10.75% for 20 years
maturing February 8, 2019.					989,000
Term loan with a bank dated December 1, 1994, secured
by real estate, payable monthly at $26,305 including
interest at 1.25 points over the bank's prime rate
(1 point in 1997) adjusted periodically through
December 1, 1999 when the unpaid balance is due.	       $1,549,000
Equipment loan with a bank dated June 13, 1996 to be
converted to a term loan upon completion of additional
borrowings through September 1998, at which time the
outstanding balance is to be repaid over 60 consecutive
months with interest at prime plus 1%.				    174,000
Term loan with an equipment supplier dated
April 14, 1994 secured by equipment for $56,000
payable monthly at $1,142 including interest at 8.25%
through April 1999.						           15,000
Term loan with a supplier in the amount of $500,000
secured by equipment.  Monthly payments at $7,304
including interest at 6% commenced November 1, 1996
for a period of 84 months.						    415,000
Insurance premium financing February 3, 1998
for $16,000 payable monthly at $1,860 including
interest at 11%							 14,000
Insurance premium financing February 3, 1999 for
$16,000 payable monthly at $1,836 including
interest at 10.75%					                 14,000
							    4,960,000 2,167,000
Less:  current portion				             97,000   282,000
TOTAL						               $4,863,000$1,885,000

As of March 31, 1999 long-term debt matures as follows:
            2000                     $   97,000
2001                        92,000
2002                       101,000
2003                       112,000
2004                       123,000
2005 and thereafter       4,435,000
                         $4,960,000
                  F-10


LUCILLE FARMS, INC. AND SUBSIDIARIES
		   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 7  LONG-TERM DEBT (CONTINUED)

Virtually all of the Company's property, plant and equipment are pledged as collateral for these obligations.

Subsequent to March 31, 1999, the Company has entered into an agreement with a financing institution to provide an additional term loan of up to $1,000,000 for the financing of equipment. Minimum funding schedules are stated at $200,000. The loan is for five years and interest is payable at a fixed rate of 9.25%.


NOTE 8  INCOME TAXES

Temporary differences and carryforwards which give rise to deferred tax assets and liabilities are as follows:

				   March 31, 1999	 	  March 31, 1998

				                Deferred	           Deferred
				    Deferred      Tax 	  Deferred     Tax
  			   	    Tax Asset  Liability    Tax Asset  Liability
Depreciation			    		   $536,000              $516,000
Provision for doubtful accounts $ 50,000	          $30,000
Reserve for compensated
absences			       17,000			    15,000
Investment tax credit
carryforwards			       88,000			   109,000
Operating loss carryforwards   1,181,000               1,465,000
Contribution carryforwards	        2,000    ________       2,000   ________
				    1,338,000     536,000   1,621,000    516,000
Valuation Allowance		     (802,000)   ________  (1,105,000)  ________
      Total Deferred Tax	   $  536,000    $536,000  $  516,000   $516,000

The net change in the valuation allowance for the periods presented were as follows:

						       March 31
						1999	    1998      1997
Valuation allowance increase (decrease)$(303,000)  $754,000	$302,000

The provision for income taxes represents the provision for minimum state taxes, with the tax benefits of loss carryforwards being offset by increases or decreases in the valuation allowance.

         LUCILLE FARMS, INC. AND SUBSIDIARIES
	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE 8  INCOME TAXES (CONTINUED)

The provision (benefit) for income taxes is different than the amount computed using the United States Federal Statutory income tax rate for the reasons set forth below:

						Years Ended March 31,
					   1999       1998 	 1997
Expected tax at U.S. Statutory Rate	  34.0%	(34.0)%	(34.0)%
State and local income taxes	         1.5       (1.3)	  2.5
Other						   6.3
Valuation allowance for operating loss
carry forwards not expected to be used
(released).				 (41.4)      35.3	       32.6
					     .4%	  0.0%	  1.1%

Operating loss carryforwards and investment tax credit carryforwards totaled approximately $3,856,000 and $109,000, respectively, as of March 31, 1998 and expire on March 31, of the following years:

		Net Operating Loss      Investment Tax Credit
		2010	$   75,000		      2000	 $13,000
		2012     913,000		      2001    75,000
		2013   2,120,000		     Total	 $88,000
			$3,108,000


NOTE 9 LEASE COMMITMENTS

The Company leases automobiles for three of its officers under lease arrangements classified as operating leases. The leases expire in May 2000, June 2000 and December 2001. Rent expense was approximately $18,000, $18,000 and $13,000 for the years ended March 31, 1999, 1998 and 1997, respectively. Future minimum payments under the leases are approximately $30,000 as at March 31, 1999.

On December 20, 1994 the Company began leasing waste water purification equipment under leasing arrangements classified as an operating lease.
The monthly lease payments are $3,870 for a period of 60 months. Leasing expense was $46,000 for the years ended March 31, 1998, 1997 and 1996.
Future minimum payments under the lease are approximately $35,000 as at March 31, 1999. As per the agreement, the Company has the option to purchase the equipment for approximately $44,000 at the end of 50 months or fair market value as determined by independent appraisal at termination of lease.

         	  LUCILLE FARMS, INC. AND SUBSIDIARIES
	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE 10 RELATED PARTY TRANSACTIONS

The Company leases a parcel of land adjacent to the facility. This parcel is owned by three of its officers. The space is used as an employee parking lot and its use was required in conjunction with the construction of the new Whey drying facility. The lease is for a ten year period. Rentals are $750 monthly for the first five years and $900 monthly for the additional five year period. Rent expense for the year ended March 31, 1999 was $6,000.
This lease has a purchase option to purchase at fair market value at the end of the ten year period. This lease was assigned to the Bank in conjunction with the Whey Plant financing.

The Company leases space for its executive offices at approximately $1,200 per month from three of its officers under a lease which expired on March 31, 1997. Rent expense was approximately $14,000 for each of the years ended March 31, 1999, 1998 and 1997. These premises are currently being leased on a month to month basis at $1,200 per month.

The Company also leases an additional 900 square feet for $750 monthly on a month to month basis. These premises are owned by three of its officers. This space is primarily used for the Company's marketing operations. Rent expense was $9,000 for each of the years ended March 31, 1999, 1998 and 1997.

NOTE 11 STOCKHOLDER'S EQUITY

In May 1993, the Board of Directors of the Company adopted a resolution authorizing the issue of 250,000 shares of Preferred Stock, par value $0.001 per share. Such preferred stock may be issued in series, the terms of which will be determined by the Company's Board of Directors without action by stockholders and may include dividend and liquidation preferences to common stock, voting rights, redemption and sinking fund provisions and conversion rights. No shares have been issued at March 31, 1999.

NOTE 12 SIGNIFICANT CUSTOMERS

In the year ended March 31, 1999, no customer accounted for 10% or more of sales.
In the year ended March 31, 1998, no customer accounted for 10% or more of sales.
In the year ended March 31, 1997, one customer accounted for approximately 14% of sales.

                   LUCILLE FARMS, INC. AND SUBSIDIARIES
		   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 13 OTHER EVENTS

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
classes of stock of the Company) of fair market value of the Common Stock on the date the option is granted. In April 1995, options to purchase 10,000 shares were granted to each of two employees pursuant to the stock option plan at an exercisable price of $3.625. The options shall expire on April 4, 2000. In May 1996, options to purchase 50,000 shares were granted to a newly hired employee pursuant to the stock option plan at an exercisable price of $4.00. These options will vest and be exercisable ratably over a five year period beginning one year from date of employment. The options expire upon plan termination, April 1, 2003. In January 1998, options to purchase 25,000 shares were granted to a director of the Company in his capacity as consultant, pursuant to a stock option plan at an exercise price of 1.50 per share. The options shall expire on January 2008 and will vest to the extent of 5,000 shares on date of issue and 5,000 shares on each of the next four anniversary dates. On March 1, 1999 the Company granted an option to a consultant to purchase 7,500 shares of common stock at $4.00 per share for a period of three years. The per share fair value of stock options granted during the years ended March 31, 1999, 1998 and 1997 was $1.01, $1.64 and $1.05, respectively, on the date of grant using the Black Scholes option-pricing model with the following assumptions:

		LUCILLE FARMS, INC. AND SUBSIDIARIES
		   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 13  OTHER EVENTS (CONTINUED)

		     March 31, 1999  March 31, 1998    March 31, 1997
Expected dividend yield	    -0-%	        -0-%	           -0-%
Risk free interest rate	     5.5%		   5.6%	 	     6.5%
Expected stock volatility   62.3%		  48.1%		    20.1%
Expected option life	    3 years         5 years		    7 years

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

				       Years Ended
		      March 31, 1999 March 31, 1998 March 31,1997
Net income (loss):
As reported......	$      729,000  $  (2,138,000)  $   (935,000)
Pro forma........	$      707,000  $  (2,160,000)  $   (951,000)
Net earnings (loss) per share:
As reported.......$          .24  $        (.71)	    (.31)
Pro forma.........$          .24  $	       (.72)          (.32)

The full impact of calculating compensation cost for stock options under SFAS No. 123 is not reflected in the pro forma net income amounts presented above because compensation cost is reflected over the options' vesting period.

c.	Purchase of Stock

In April of 1996 the Company purchased 50,000 share of its common stock for cash at a total cost of $125,000 from one of its former officers. In February of 1999, the Company purchased and retired 31,158 shares of its common stock for cash at a total cost of $74,000.

d.	Preferred Share Purchase Rights

On June 2, 1997, the Board of Directors declared a dividend distribution of one preferred share purchase right on each outstanding share of common stock. The rights will be exercisable only if a person or group acquires 20% or more of the Company's common stock or announces a tender offer the consummation of which would result in ownership by a person or group of 20% or more of the common stock. Each right will entitle stockholders to buy one one-hundredth of a share of a new series of preferred stock
                                F-15


                LUCILLE FARMS, INC. AND SUBSIDIARIES
		NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 13  OTHER EVENTS (CONTINUED)

d.	Preferred Share Purchase Rights

at an exercise price of $8.00. In the event of an acquisition, merger, or other business combination transaction after a person has acquired 20% or more of the Company's outstanding common stock, each right will entitle its holder to purchase, at the right's then-current exercise price, a number of the acquiring company's common shares having a market value of twice such price. In addition, if a person or group acquires 20% or more of Company's outstanding common stock, each right will entitle its holder
(other than such person or members of such group) to purchase, at the right's then-current price, a number of the Company's common shares having a market value of twice such price. Following the acquisition by a person or group of beneficial ownership of 20%
or more of the Company's common stock and prior to an acquisition of 50% or more of the common stock, the Board of Directors may exchange the rights (other than rights owned by such person or group), in whole or in part, at an exchange ratio of one share of common stock (or approximately one one-hundredth of a
share of the new series of junior participating preferred stock)
per right.	Prior to the acquisition by a person or group of
beneficial ownership 20% or more of the Company's common stock, the rights are redeemable for one tenth of one cent per right at the option of the Board of Directors.

Note 14 FAIR VALUE AND CREDIT RISK

The Company provides credit to customers on an unsecured basis after evaluating customer credit worthiness. Since the Company sells to a broad range of customers with a wide geographical dispersion, concentrations of credit risk are limited. In addition, the Company provides a reserve for bad debts for accounts receivable, which are potentially uncollectable.

The Company maintains cash accounts with several major financial institutions. At March 31, 1999 approximately $1,885,000 of the
Company's cash was in excess of FDIC insured limits.

The Company considers the fair value of all financial instruments to be not materially different from their carrying value at year-end.







                             F-16






ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
		ACCOUNTING AND FINANCIAL DISCLOSURE

NOT APPLICABLE




					PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The directors and executive officers of the Company as of June 25, 1999 are as follows:

		    Name	    Age	     Present office or Position
Philip Falivene    81   Chairman of the Board of Directors
					    and Executive Vice-President Manufacturing

Gennaro Falivene   69    Vice Chairman of the Board of Directors
				    and Executive Vice President-Quality
				    Control

Alfonso Falivene   57    Director, President and Chief Executive
			    Officer

	David McCarty      43    Vice President-Marketing and Sales

Stephen M. Katz    64    Director, Vice-President-Finance and
					    Administration, Chief Financial Officer
					    and Secretary

Howard S. Breslow  59    Director

	Jay M. Rosengarten 54    Director

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

Mr. Howard S. Breslow has been a director of the Company since April
1993. He has been a practicing attorney in New York for more than 25 years and has been a member of the law firm of Breslow & Walker, LLP New York, New York for more than 20 years, which firm is counsel to the Company. Mr. Breslow currently serves as a director of Cryomedical Sciences, Inc., a publicly-held company engaged in the research, development and sale of products for use in low temperature medicine, Vikonics, Inc., a publicly-held company engaged in the design and sale of computer-based security systems, FIND/SVP, Inc., a publicly-held company engaged in the development and marketing of business information services, and Excel Technology, Inc., a publicly-held company engaged in the development and sale of laser products.

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

      Philip Falivene and Gennaro Falivene are brothers. Philip is also the father of Alfonso Falivene. No other family relationship exists between any director or executive officer and any other director or executive officer of the Company.

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

 Section 16A Benefical Ownership Reporting Companies

       The Company is not aware of any late filings of, or failure to file, the reports required by Section 16(a) of the Securities Exchange Act of 1934, as amended.

 ITEM 11.	EXECUTIVE COMPENSATION

The following table sets forth certain information regarding compensation paid by the Company during each of the Company's last three fiscal years to the Company's Chief Executive Officer and to each of the Company's executive officers (other than the Chief Executive Officer) who received salary and bonus payments in excess of $100,000 during the year ended March 31, 1999. None of such persons owns, or ever has been granted, stock options of the Company.


SUMMARY COMPENSATION TABLE

			                    Annual Compensation____
Name and Principal         Fiscal			        Other Annual
___Positions _			   Year 	Salary    Bonus   Compensation (1)

Alfonso Falivene	         1999    $  110,000     -      $8,000
      President and Chief        1998       106,000     -       8,000
	Executive Officer          1997       112,000     -       8,000

Gennaro Falivene 	          1999     $106,000     -       $5,000
   Executive Vice 	          1998      106,000     -       $4,000
   President - Quality        1997      106,000     -          -
   Control
    ______________________
(1)	Represents automobile allowances and/or automobile lease payments for the benefit of such employee.


Employment Agreements

Effective April 1, 1999, there are no employment agreements in effect.

Compensation of Directors

The Company currently does not compensate its directors for their services in such capacity.

Compensation Committee Interlocks and Insider Participation

      During the year ended March 31, 1999, Messrs. Alfonso Falivene, Gennaro Falivene and Philip Falivene, and Stephen Katz were each officers of the Company as well as directors of the company who participated in deliberations of the Company's Board of Directors concerning executive officer compensation. Reference is made to Item 13 "Certain Relationships and Related Transactions".

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
		AND MANAGEMENT.
PRINCIPAL STOCKHOLDERS
      The following table, as of June 25, 1999, sets forth certain information concerning each stockholder known by the Company to be the beneficial owner of more than 5% of the Company's outstanding Common Stock, each director of the Company, the named executive officers set forth in the table in Item 11, and all executive officers and directors of the Company as a group. Unless expressly indicated otherwise, each stockholder exercises sole voting and investment power with respect to the shares beneficially owned.
		Amount and
	Name and Address	Nature of	Percent
	 Beneficial Owners      	Beneficial	of
		Ownership       Class
	Philip Falivene	219,917	7.4%
	Box 125
	Swanton, VT 05488

	Gennaro Falivene	327,417	  11.0%
	Box 125
	Swanton, VT 05488

	Alfonso Falivene (1) 	464,917	15.6%
	150 River Rd., P.O. Box 517
	Montville, NJ 07045

	Stephen Katz (2)	85,750	2.9%
	150 River Rd., P.O. Box 517
Montville, NJ 07045

	B&W Investment Associates	193,751	6.5%
	c/o Breslow and Walker
100 Jericho Quadrangle
	Jericho, NY 11753

           Howard S. Breslow	193,751 (3)      6.5%
           100 Jericho Quadrangle
           Jericho, NY 11753

	David Mccarty	81,250		2.7%
	150 River Rd., P.O. Box 517
	Montville, NJ 07045

	Jay M. Rosengarten	25,000 (4)	.8%
	150 River Rd., P.O. Box 517
	Montville, NJ 07045

	All officers and
	Directors as a group	1,397,552 (4)	47.8%


(1) Includes for purposes of this table 7,500 shares owned by Mr. Falivenes wife and 20,000 shares owned by one of his children.
(2) Includes for purposes of this table 40,000 shares owned by Mr. Katz's wife.
(3) Represents all of the shares owned by B&W Investment Associates, a partnership of which Howard S. Breslow, a director of the Company, is a partner.
(4)  Includes 25,000 shares issuable under outstanding options.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

At March 31, 1999, Messrs. Alfonso Falivene, Philip Falivene and
Gennaro Falivene each was indebted to the Company in the amount of $30,000, $30,000 and $30,000, respectively. Such indebtedness is represented by promissory notes, dated as of June 1, 1992, the principal amount of which notes are payable in full on June 1, 2000. The notes bear interest at the rate of 9% per annum, which interest is payable annually commencing June 1, 1994.

       The Company leases a parcel of land adjacent to its facility. This parcel is owned by three of its officers. The space is used as an employee parking lot and its use was required in conjunction with the construction of the new Whey drying facility. The lease is for a ten year period. Rentals are $750 monthly for the first five years and $900 monthly for the additional five year period. Rent expense for the year ended March 31, 1999 was $6,000. This lease has a purchase option to purchase at fair market value at the end of the ten year period. This lease was assigned to the Bank in conjunction with the Whey Plant financing.

The Company leases a portion of its Montville, New Jersey offices from Messrs. Alfonso Falivene, Philip Falivene and Gennaro Falivene, the joint owners of the office condominium unit. During the fiscal years ended March 31, 1997, 1998 and 1999, the Company paid approximately $14,000, $14,000 and $14,000, respectively, towards the rental of such offices. The Company currently pays $1,200 per month rent for such premises on a month-to-month basis. The company also leases an additional 900 adjacent square feet for $750 monthly on a month-to-month basis. These premises are also owned by Messrs. Alfonso Falivene, Philip Falivene and Gennaro Falivene. This space is primarily used for marketing operations. Rent expense for this space was $9,000, $9,000 and $9,000, respectively, for the years ended March 31, 1997, 1998 and 1999.

      The Company has retained Jay Rosengarten as an independent sales consultant. Mr. Rosengarten has been paid $50,000 for his services.

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

Independent Auditors' Report

Consolidated Balance Sheet as at March 31, 1999 and March 31, 1998

Consolidated Statement of Operations for the years ended March 31, 1999, March 31, 1998 and March 31, 1997

Consolidated Statement of Stockholders' Equity for the years ended March 31, 1999, March 31, 1998 and March 31, 1997

Consolidated statement of cash Flows for the years ended March 31, 1999, March 31, 1998 and March 31, 1997

Notes to consolidated Financial Statements
2.	Consolidated Financial Statement Schedules (included in Part II,
Item 8)*
								38
3.	Exhibits included herein:
See Index to Exhibits for exhibits filed as part of this Form 10-
K annual report.
(b)	Reports on Form 8-K None

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
Commitment Letter, dated April 30, 1996, Loan
Agreement, dated June 13, 1996, and
Promissory Notes (2) dated June 13, 1996, relating to short term working capital facility and capital expenditures line of credit (3) and amendment thereto dated June
11, 1997 (4)
  10.4 Loan facility with First International Bank, N.A., including Collateral Assignments, Financial Condition
                              Affidavits, Loan Agreements and
                              Promissory Notes (2) dated February 8,
                              1999, Assignment of Contract Rights,
                              Security Agreement, dated February 8,
                              1999, and Commercial Mortgage and
                              Security Agreement, dated February 8,
                              1999.

21                     List of subsidiaries of the Company (1)

      23                     Consent of Citrin Cooperman & Company, LLP

      27                     Financial Data Schedule

	(1)	Incorporated by reference to the Company's Registration Statement
	      Form s-1, File No. 33-64868.
	(2)	Incorporated by reference to the Company's Annual Report on Form
		10-K for the fiscal year ended March 31, 1994.
	(3)	Incorporated by reference to the company's Annual Report on Form
		10-K the fiscal year ended March 31, 1996.
	(4)	Incorporated by reference to the Company's Annual Report on Form
		10-K for the fiscal year ended March 31, 1997.



















SIGNATURES

      PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED.
LUCILLE FARMS, INC.


                     By: /s/ Alfonso Falivene
Alfonso Falivene, President
(Principal Executive Officer)


                  By: /s/ Stephen Katz
Stephen Katz, Vice President- Finance
and Administration
                                         (Principal Financial and
Accounting Officer



Date:	June 25, 1999
PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934,
THIS REPORT HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT AND IN THE CAPACITIES AND ON THE DATES INDICATED.

Signature
Title			Date


/s/Philip Falivene                       Director	    June 25,1999
Philip Falivene


/s/Gennaro Falivene 			     Director	    June 25,1999
Gennaro Falivene


/s/Alfonso Falivene 			     Director	    June 25,1999
Alfonso Falivene


/s/Stephen M. Katz			     Director         June 25,1999
Stephen M. Katz


/s/Howard S Breslow 			     Director	    June 25,1999
Howard S. Breslow


/s/Jay M. Rosengarten 			     Director	    June 25,1999
Jay M. Rosengarten





SIGNATURES
      PURSUANT TO THE REQUIRMENTS OF SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED.
LUCILLE FARMS, INC.

                                  By: /s/ Alfonso Falivene
Alfonso Falivene, President
(Principal Executive Officer)


                              By: /s/ Stephen Katz
Stephen Katz, Vice President-
Finance and Administration
                                         (Principal Financial and
Accounting Officer)

Date:   June 25, 1999



































               Exhibit 23



CONSENT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS



As independent certified public accountants, we hereby consent to the use of our report dated May 28, 1999, on the consolidated financial statements of Lucille Farms, Inc. and subsidiaries as at March 31, 1999 and for the year then ended included in, or incorporated by reference in Registration Statement No. 33-64868 on Form S-1 and the related Prospectus.







/s/Citrin Cooperman & Company. LLP
CITRIN COOPERMAN & COMPANY, LLP



June 28, 1999
New York, New York



























                                            Exhibit 10.4






COLLATERAL ASSIGNMENT OF PERMITS AND APPROVALS


This COLLATERAL ASSIGNMENT OF PERMITS AND APPROVALS ("Assignment") is made as of this 8th day of February, 1999 by LUCILLE FARMS OF VERMONT, INC., a Vermont corporation, having its principal place of business located at Swanton Industrial Park, Jonergin Drive, Swanton, Vermont ("Assignor"), for the benefit of FIRST INTERNATIONAL BANK, N.A., a national banking association with an office located at 280 Trumbull Street, Hartford, Connecticut 06103 (the "Bank").

W I T N E S S E T H:

	WHEREAS, Bank has agreed to make a certain mortgage loan to Assignor and Lucille Farms, Inc. in the original principal amount of Four Million Nine Hundred Fifty Thousand and 00/100 Dollars ($4,950,000.00) (the "Loan") evidenced by two certain Commercial Term Promissory Notes of even date herewith in the principal amounts of $3,960,000 and $990,000 (collectively, the "Notes") secured by, inter alia, a certain Commercial Mortgage and Security Agreement (the "Mortgage") of even date herewith on the land and improvements described below (the Notes, the Mortgage and all other documents evidencing or securing the Loan are collectively referred to herein as the "Loan Documents"); and

	WHEREAS, Assignor has obtained or received certain permits and approvals from private and governmental authorities in connection with the use and operation of the facility located at certain real property located on Jonergin Drive, Swanton, Vermont, as more particularly described in the Mortgage (the "Premises") and has agreed to grant Bank a security interest in and lien upon such permits and approvals as additional security for the Loan.

	NOW, THEREFORE, in consideration of the mutual covenants and agreements herein set forth, to the extent permitted under Vermont law and governmental rules and regulations promulgated thereunder, Assignor does hereby give and grant to Bank a lien and security interest in and to:

		(a)	all of the warranties, guaranties, bonds, licenses,
permits, consents, approvals, certificates of occupancy and governmental consents and authorizations which Assignor may now and/or hereafter hold or possess respecting the operation and/or maintenance of the Premises (the "Rights"); and

		(b)	the proceeds and products of each of the Rights; and

		(c)	all rights, remedies, privileges, powers and immunities
under each and all of the Rights.

	TO HAVE AND TO HOLD the same unto the said Bank, its successors and assigns forever. Assignor does hereby make, constitute and appoint said Bank, its true and lawful attorney, irrevocable in Assignor's name or otherwise, but at Assignor's proper cost and charges, to have, use and take all lawful ways and means for the enforcement of said Rights.

	1.	The within Assignment is made as collateral security for (a) the
Notes, and (b) for the payment and performance of all obligations of Assignor to Bank now existing or hereafter arising under the Loan Documents (all of the foregoing being hereinafter referred to as the "Obligations"). THE
PARTIES INTEND THAT THIS INSTRUMENT SHALL SECURE ANY AND ALL FINANCIAL ACCOMMODATIONS NOW OR HEREAFTER EXTENDED BY BANK TO ASSIGNOR IN CONNECTION
WITH OR UNDER THE LOAN DOCUMENTS. This Assignment is a Security Agreement under the Uniform Commercial Code and vests in Bank all of the rights and remedies of a Secured Creditor under said Uniform Commercial Code.

	2.	Assignor does hereby agree that it will, upon request by Bank in writing, deliver the original of any documents evidencing the Rights to Bank and execute such documents as are necessary to vest the Rights in Bank.
Assignor will not make or suffer to be made any amendment in any of the Rights hereby assigned, without the permission in writing of Bank which permission shall not be unreasonably withheld.

	3.	By acceptance of this Assignment, Bank does not assume any
obligations under the terms of any of the Rights, but acknowledges that the provisions under certain Rights may create an encumbrance on the title to the Premises as so provided by Vermont law.

	4.	Assignor does hereby give and grant to Bank all rights,
privileges, powers and immunities under each of the Rights and the full right in the name of Assignor or otherwise to enforce any and all provisions of each and all of the Rights hereby assigned.

	5.	Assignor does hereby agree that Bank shall have the full right to amend, modify, release or discharge each of the Rights in such manner as Bank shall in its sole discretion determine all without liability or accountability of any sort to Assignor.

	6.	This Assignment shall remain in full force and effect without regard to and shall not be affected or impaired in any respect by:

		(a)	any amendment, modification or cancellation of or addition
or supplement to any of the Rights;

		(b)	any exercise, non-exercise, waiver, release or cancellation
by Bank of any right, remedy, power or privilege under or in respect of any of the Rights;

		(c)	any consent, extension, indulgence, or other action,
inaction or omission under or in respect of any of the Rights, whether or not Assignor shall have notice or knowledge of any of the foregoing.

	7.	Notwithstanding anything contained herein to the contrary, by acceptance hereof, Bank agrees that so long as Assignor keeps, carries out and performs all of the terms hereof and so long as no default shall have occurred and shall continue uncured beyond the expiration of any applicable cure period, if any, under the Loan Documents and so long as there is no default which continues uncured beyond the expiration of any applicable cure period, if any, with respect to any of the Obligations, payment or performance of which is secured hereby, Bank will not exercise any rights or remedies under this Assignment.

	8.	Assignor shall and does hereby agree to indemnify and to hold
Bank harmless from any and all liability, loss or damage which it may or might incur under said Rights or under or by reason of this Assignment and of and from any and all claims and demands whatsoever which may be asserted against it by reason of any alleged obligations or undertaking in its part to perform or discharge any of the terms, covenants or agreements contained in said Rights solely from the failure of Bank to perform as required hereunder except for Bank's willful misconduct and gross negligence. Should Bank incur any such liability, loss or damage under said Rights or under or by reason of this Assignment, or in the defense of any such claims or demands, the amount thereof, including costs, expenses, and reasonable attorneys' fees, shall be secured hereby, and Assignor shall reimburse Bank therefor immediately upon demand, together with interest at the rate specified in the Note.

	9.	This instrument and all rights and remedies hereunder shall inure to the benefit of and be binding upon the parties hereto and their respective successors and assigns.

	10.	The term "Bank" shall include any holder of the Notes, and/or any transferee of this Assignment and/or of the Notes, whether by operation of law or otherwise, and the term "Assignor" shall include the named "Assignor" and any future owner of any of the Rights.

	11.	In addition to all other rights that Bank may have hereunder at law or in equity, Bank may assign all and/or any undivided portion of Bank's rights hereunder to any subsequent holder of the Notes or of an undivided interest therein.

	12.	THE ASSIGNOR ACKNOWLEDGES THAT THE TRANSACTION OF WHICH THIS
ASSIGNMENT IS A PART IS A COMMERCIAL TRANSACTION.

	13.	THE ASSIGNOR HEREBY WAIVES TRIAL BY JURY IN ANY COURT IN ANY
SUIT, ACTION OR PROCEEDING OR ANY MATTER ARISING IN CONNECTION WITH OR ANY WAY RELATED TO THE TRANSACTION OF WHICH THIS ASSIGNMENT IS A PART AND/OR THE ENFORCEMENT BY BANK OF ITS RIGHTS AND REMEDIES HEREUNDER OR UNDER APPLICABLE LAW. THE ASSIGNOR ACKNOWLEDGES THAT IT MAKES THIS WAIVER KNOWINGLY, VOLUNTARILY AND ONLY AFTER CONSIDERATION OF THE RAMIFICATIONS OF THIS WAIVER WITH ITS ATTORNEY.


	IN WITNESS WHEREOF, Assignor has caused this Assignment to be duly executed as of the day and year first above written.

				ASSIGNOR:
				LUCILLE FARMS OF VERMONT, INC.


				By:_/S/ Gennaro Falivene
					Name:  Gennaro Falivene
					Title:  President
			                                       duly authorized

STATE OF CONNECTICUT)
		)  at Hartford
COUNTY OF HARTFORD	)

	On this the 8th day of February, 1999, before me, the undersigned officer, personally appeared Gennaro Falivene, known to me (or satisfactorily proven) to be the President of LUCILLE FARMS OF VERMONT, INC., a Vermont corporation, and acknowledged that he executed the foregoing instrument for the purposes therein contained as his free act and deed as such President, and the free act and deed of said corporation.

	In Witness Whereof I hereunto set my hand.

			___________________________________

			Notary Public/My Commission Expires:

COMMERCIAL LOAN FINANCIAL CONDITION AFFIDAVIT


	In order to induce First International Bank, N.A. (hereinafter referred to as "Lender") to make a loan in the total amount of $4,950,000 on two Commercial Notes dated of even date herewith in the respective amounts of $3,960,000 and $990,000 (hereinafter referred to as the "Loan") to Lucille Farms, Inc. and Lucille Farms of Vermont, Inc. (hereinafter collectively referred to as "Borrower"), the undersigned hereby certify that:

	1.	No petition in bankruptcy has been filed by, or to the
undersigneds' knowledge, against the Borrower as of the date hereof.

	2.	No material adverse change has occurred in the financial condition of the Borrower from the date of the application for financing to Lender to the date hereof.

	3.	No material adverse change has occurred in the condition of the assets or in the condition of the mortgaged premises known as Jonergin Drive, Swanton, Vermont, as more particularly described in Schedule A of the Commercial Mortgage and Security Agreement dated of even date herewith of the undersigned from the date of the application for financing to Lender to the date hereof.

	4.	No material adverse change has occurred in the condition of the loan collateral, as more particularly described in the Security Agreements dated of even date herewith, since the date of the application for financing to the date hereof.

	5.	Within the preceding thirty (30) days, the Borrower has not granted a security interest in any of the collateral given as security for this Loan, nor has the Borrower suffered the imposition of any involuntary and/or judicial liens or encumbrances upon any collateral for the Loan.

	6.	There are no pending, or to the undersigneds' knowledge, threatened legal proceedings to which the Borrower is a party, or of which the security or mortgaged premises are subject, nor any contingent liabilities of the Borrower which will adversely affect the transactions contemplated in connection with the loan, except as may be disclosed in the loan application or in an addendum hereto.

	7.	The obligations of the Borrower are current and not in default.
Borrower is not in default under any current agreement or obligations binding upon Borrower, and the Loan will not violate or be in conflict with or constitute a default under any guaranty, obligation or agreement to which Borrower is bound.

	8.	All agreements and documents required to be executed and delivered by Borrower in order to carry out, give effect to, and consummate the transactions contemplated by such documents have been accomplished.

	9.	Neither the execution and delivery of said agreements, the
consummation of the transactions contemplated thereby, nor the fulfillment of or compliance with the terms and conditions of such agreements is prevented by, limited by, or conflicts with or results in a breach of the terms, conditions or provisions of any restriction or any evidence of indebtedness agreement or instrument of whatever nature to which Borrower is now a party or by which Borrower is bound, or constitutes a default under any of the foregoing.

	10.	Within the last ninety days, including the date hereof, no person, firm or corporation has furnished any labor, services or materials in connection with the construction or repair of any buildings or improvements on any of the mortgaged premises, or on any adjoining property of the Borrower, the obligations for which have not been paid, and that no person, firm or corporation is entitled to any mechanic's lien of said premises.

	11.	The Borrower will acquire flood insurance for any mortgaged
premises or any other business premises, if such insurance becomes available and if the area in which such mortgaged premises or other business premises are located is designated as a special flood insurance hazard area by the Secretary of Housing and Urban Development while the Loan is outstanding.

	12.	The Borrower has never received a citation for violating federal or state environmental laws, regulations or orders with regard to any mortgaged premises, any of the Loan collateral and/or Borrower's business activities, except as previously disclosed to the Lender in writing.

	13.	Borrower is not in violation of any federal or state environmental protection, health, occupation, safety or other law, regulation or order relative to Borrower's business activities.

	14.	All parties to the Loan documents have executed the documents freely and voluntarily, after due examination and study of the terms and conditions thereof, for good and fair consideration received by them as of the date of execution.

	15.	No party to the loan documents is presently under legal, physical, mental or contractual disability, so as to be prohibited from, or incapable of, consummating the Loan transaction and/or performing their obligations and duties in accordance with the terms and provisions of the Loan documents.

	16.	The Mortgagor of any mortgaged premises has good and indefeasible right, title and interest in fee simple in and to the premises, and all necessary governmental permits and approvals therefor, including, without limitation, subdivision approval, have been obtained therefor.

	17.	At the time of the closing, the undersigned was not represented by the Law Firm of Updike, Kelly & Spellacy, P.C. nor any agent or representative thereof, nor did they pay any fee or compensation to the Law Firm of Updike, Kelly & Spellacy, P.C. for personal representation in this transaction.

	18.	The correct taxpayer identification numbers for the undersigned are as follows:

NAME						TAXPAYER I.D. NO.

Lucille Farms, Inc.		      _13-2963923________

Lucille Farms of Vermont, Inc.		_13-2575070________

	19.	The Loan is a commercial transaction, and the documents delivered to the Lender in connection with the Loan, including, without limitation, the Security Agreements, are executed and delivered as part of a commercial transaction.

	20.	Lucille Farms, Inc. is a corporation duly organized under the laws of the State of Delaware with a principal place of business at 150 River Road, Montville, New Jersey.

	21.	Lucille Farms of Vermont, Inc. is a corporation duly organized under the laws of the State of Delaware with a principal place of business at Swanton Industrial Park, Jonergin Drive, Swanton, Vermont.

	22.	No federal, state, or local taxes are past due or are in default for the Borrower. All of Borrower's federal, state and local taxes are current, including, but not limited to, income taxes, payroll taxes, real estate taxes, and sales taxes. The Borrower has no delinquent indebtedness of any type or kind with any federal or other governmental agency.


	Dated at Hartford, Connecticut this 8th day of February, 1999.

			BORROWER:

			LUCILLE FARMS, INC.


			By:_/s/Alfonso Falivene
			   Alfonso Falivene
			   Its President
			   duly authorized

			LUCILLE FARMS OF VERMONT, INC.


			By:_/s/Gennaro Falivene
			   Gennaro Falivene
			   Its President
			   duly authorized


	Subscribed and sworn to before me, this 8th day of February, 1999.


			________________________________

			Notary Public
			My Commission Expires:





COMMERCIAL
LOAN AGREEMENT


by and between


FIRST INTERNATIONAL BANK, N.A.
280 Trumbull Street
Hartford, CT  06103

(the "Lender")

AND

LUCILLE FARMS, INC.
150 River Road
Montville, NJ 07045

and

LUCILLE FARMS OF VERMONT, INC.
Swanton Industrial Park
Jonergin Drive
P.O. Box 125
Swanton, VT  05488

(collectively, the "Borrower")

The Borrower's request for Lender to extend to it a loan in the amount of $4,950,000 (the "Loan") with a United States Department of Agriculture Rural Business-Cooperative Service ("RBS") 80.00% Guarantee has been approved subject to the following provisions:

1.	Requirements:

(a)	The Borrower shall pay a guaranty fee of 2% of the amount
guaranteed prior to the disbursement of the Loan.

(b)	The Borrower shall execute all instruments and agreements as
Lender may require in order to document the Loan, including:

1.		Promissory Notes;
2.		Commercial Loan Financial Condition Affidavits;
3.		Mortgage Deed (first position);
4		Environmental Indemnity Agreement;
5.		Security Agreements;
6.		UCC-1 financing statements;
7. And such other instruments and agreements as Lender or Lender's counsel may require in connection herewith.

2.	This Loan Agreement is subject to:

(a)	Receipt by Lender of evidence that there has been no unremedied adverse change since the date of the Borrower's application for the Loan, or since any of the preceding disbursements, in the financial or any other condition of Borrower which would warrant withholding or not making any such disbursement or any further disbursement.

(b)	The representations made by Borrower in said Loan application, the requirements or conditions set forth in Lender's application form, including the supporting documents thereto, the conditions set forth herein and any future conditions imposed by Lender
(with prior RBS approval).

3.		Terms of Loan:

(a)	 Repayment term, interest rate(s) and maturity.

		The Loan shall be evidenced by two (2) promissory notes (individually, the "Note", collectively, the "Notes") in the amounts of $3,960,000 and $990,000 respectively. Each such Note shall be payable in accordance with the terms thereof, which shall provide, inter alia, the following:


	Interest.	Interest on the unpaid balance of the Notes shall accrue at
a per annum fixed rate of nine and three-quarters percent (9.75%) on the
$3,960,000 Note and ten and three-quarters percent (10.75%) on the $990,000
Note.

		Upon the occurrence of an Event of Default thereunder, without in any way affecting the Holder's right to accelerate the Note, the Note shall bear interest at a rate which is three percentage points (3%) per annum greater than the rate otherwise in effect thereunder.

	Payments of Principal and Interest.	The indebtedness evidenced by each
of the Notes shall be due and payable as follows:

	A principal and interest payment of $37,561.27 (pursuant to the $3,960,000 Note) and $10,050.77 (pursuant to the $990,000 Note) (the "Monthly Payment") shall be due and payable monthly commencing on April 1, 1999 and continuing and the first day of each and every month thereafter until February 8, 2019 (the "Maturity Date"). The Monthly Payment has been calculated as the amount necessary to fully amortize the entire principal balance thereunder in accordance with a twenty (20) year amortization schedule deemed to have commenced as of April 1, 1999 at the applicable interest rate thereunder. Notwithstanding anything to the contrary, the entire indebtedness under the Note, including but not limited to, all outstanding principal and accrued and unpaid interest shall be due and payable in full on the Maturity Date.




	Holder may, at its option, debit principal, interest, fees, costs and expenses due and payable hereunder to any of Borrower's accounts maintained with Holder on each date any such amount is due and payable.

	Late Charge.	In the event Borrower fails to pay any installment of
principal and/or interest within ten (10) days of when it is due and payable, without in any way affecting the Holder's right to accelerate the Note, a late charge equal to five (5) percent of such late payment shall, at the option of Holder, be assessed against Borrower.

	Prepayments.	In the event that the Note is prepaid in full or in part
prior to the Maturity Date, a prepayment penalty in the amount of five (5%) percent of the amount prepaid shall be assessed if such prepayment is made during the first year of the term thereof, four (4%) of the amount prepaid shall be assessed if such prepayment is made during the second year of the term thereof, three (3%) of the amount prepaid shall be assessed if such prepayment is made during the third year of the term thereof, two (2%) percent of the amount prepaid shall be assessed if such prepayment is made during the fourth year of the term thereof and one (1%) percent of the amount prepaid shall be assessed if such prepayment is made during the fifth year of the term thereof.

After the five (5) year anniversary of the Note, the Borrower may prepay principal of the Note, in whole or in part, at any time without penalty or premium. Any and all prepayments shall be applied first to accrued and unpaid interest and then to unpaid principal in the inverse order of maturity, and shall not affect the obligation of Borrower to pay the regular installments required thereunder until the entire indebtedness has been paid.

	Lien and Right of Setoff.	The Borrower grants to the Lender or
Holder a lien and right of set-off for all of the Borrower's liabilities to Lender or Holder upon and against all of the Borrower's deposits, credits and other property now or hereafter in the possession or control of Lender or Holder or in transit to it. The Lender or Holder may at any time apply the same or any part thereof to any of the Borrower's liabilities to Lender or Holder, whether or not matured or demanded.

(b)	The Borrower agrees that, in addition to other events of default stated in the Notes or related loan documents, each of the following shall constitute an "event of default" under the Notes:

		1. Failure of Borrower to pay or perform any of Borrower's liabilities or obligations to Lender;

		2. If Borrower shall be in default under any security agreement, mortgage or other agreement governing securing or relating to this Loan.

(c)	Use of Proceeds of Loan as follows (show specific uses for which
Loan is authorized):

1. Approximately $1,590,000 to refinance Chittenden Bank's mortgage loan, including accrued interest;

2. Approximately $750,000 to refinance existing debt with the Vermont Community Development Program;

3. Approximately $380,000 to refinance existing debt with St.
Alban's Cooperative;

4. Approximately $980,000 to pay down revolving line of credit borrowings with Chittenden Bank;

5. Approximately $600,000 to finance equipment upgrades;

6. Approximately $450,000 to finance real estate improvements, and;

7. The balance for working capital and closing costs.


NOTE: EXCEPT FOR REIMBURSEMENT TO THE BORROWER FOR CLOSING COSTS, DISBURSEMENT OF LOAN PROCEEDS SHALL BE BY TWO PARTY CHECKS (PAYABLE TO BORROWER AND VENDOR, OR TO BORROWER AND CREDITOR), TO ASSURE THAT USE OF PROCEEDS COMPLIES WITH THIS LOAN AGREEMENT.

(d)	Collateral:

1. A first priority Mortgage on real property owned by the Borrower located at Swanton Industrial Park, Jonergin
Drive, Swanton Vermont;

		2.	A Conditional Assignment of Leases and Rentals on real
property owned by the Borrower located at Swanton
Industrial Park, Jonergin Drive, Swanton, Vermont;

3. A first priority security interest in machinery and equipment of Lucille Farms of Vermont, Inc., including power driven machinery and equipment (excluding titled motor vehicles), furniture and fixtures, leasehold improvements, now owned, or hereafter acquired together with all replacements thereof, all attachments, accessories, parts and tools belonging thereto or for use in connection therewith and proceeds of the same. UCC SEARCH BEFORE AND AFTER RECORDING REQUIRED;

4. A second priority security interest in machinery and equipment of Lucille Farms, Inc., including power driven machinery and equipment (excluding titled motor vehicles), furniture and fixtures, leasehold improvements, now owned, or hereafter acquired together with all replacements thereof, all attachments, accessories, parts and tools belonging thereto or for use in connection therewith and proceeds of the same. UCC SEARCH BEFORE AND AFTER RECORDING REQUIRED;


5.	Title Insurance in the amount of the loan for the property
identified in 3 (d) 1 above;


4.	To further induce Lender to make and RBS to guarantee this Loan, Lender and RBS impose the following conditions:

(a)	Execution of all documents required in Item 1 above.

(b)	Reimbursable Expenses - Borrower will, on demand, reimburse
Lender for any and all expenses incurred, or which may be hereafter incurred, by Lender from time to time in connection with or by reason of Borrower's application for and the making and administration of the Loan.

(c)	Books, Records, and Reports - Borrower will at all times keep proper books of account in a manner reasonably satisfactory to Lender and/or RBS. Borrower hereby authorizes Lender or RBS to make or cause to be made, at Borrower's expense and in such manner and at such times as Lender or RBS may require, (a) inspections and audits of any books, records and papers in the custody or control of Borrower or others, relating to Borrower's financial or business conditions, including the making of copies thereof and extracts therefrom, and (b) inspections and appraisals of any of Borrower's assets.

		Borrower hereby authorizes all Federal, State, and municipal authorities to furnish reports of examinations, records, and other information from reports, returns, files and records of such authorities upon request therefor by Lender or RBS.

(d)	Other Provisions:

1. Borrower shall not in any way alter its form of business organization without the prior written consent of Lender.

2. Borrower shall not dispose of fixed assets other than in the regular course of business.

3. Borrower will not sell its business. For the purpose of this provision, a sale of the business will be equivalent to a change in control of the business.

4.	Prior to the first disbursement, Lender shall be in receipt
of satisfactory evidence that all applicable taxes have been paid on the real estate and all zoning regulations have been complied with regarding the real property identified above in section 3 (d) 1.

INSURANCE PROVISIONS

1.	Borrower shall provide and maintain hazard insurance on all
Real Estate mortgaged to lender in such amounts and for such coverage as shall be reasonably satisfactory in all respects to Lender. Said insurance shall be maintained for the life of the Loan.

			Policy coverage on real property shall designate Lender as mortgagee under a standard or New York mortgage clause and shall provide a minimum to ten (10) days written notice to Lender of cancellation.

 		2.	Borrower shall provide and maintain hazard insurance on all
business personal property in such amounts and for such
coverage as shall be reasonably satisfactory in all
respects to lender.  Said insurance shall be maintained for
the life of the Loan.  Policy coverage on personal property
shall designate Lender as loss payee under a standard
lender's loss payable clause and shall provide a minimum of
10 days written notice to Lender prior to cancellation.

CORPORATE PROVISIONS

1.	Corporate Requirements of Borrower:

			Prior to first disbursement on this Loan, Borrower to
provide Lender with:
(a)	Resolution of Board of Directors;
(b)	Certificate of Good Standing from the Secretary of
State's Office;
(c)	Affidavit of Secretary of Corporation listing names
of principal stockholders and numbers of shares owned by each to be the same as set forth in the Loan application.

ENVIRONMENTAL PROVISIONS

1.	Prior to first disbursement on this Loan, a Phase I
environmental audit must be completed by a reputable private concern satisfactory to Lender. AND If unresolved concerns remain after completing a Phase I audit, Lender may require a professional environmental audit (Phase II audit). All assessments, audits, site inspections or other analysis shall be at borrower's expense and shall be performed by a qualified environmental consulting firm, and copies of the results must be provided to Lender. If the results of any site assessment, audit, etc. reveal that environmental problems exist, or if the results of any environmental audit reveal compliance problems with relevant environmental laws and regulations, Lender reserves the right to determine, in its sole judgment, whether such problems pose sufficient credit risk that Lender desires to reconsider entering into a loan relationship.

2.	Borrower agrees to comply with all existing and future
state and federal regulations governing the handling, storage and use of any and all hazardous, toxic, or otherwise regulated, substances or materials; and further covenants that it will permit no such materials or substances or by products or wastes thereof, to be permanently stored at the facility, and that Borrower will operate the facility in such a manner that the site will remain free of contaminating materials, wastes, by products or substances.

3.	Borrower agrees to comply with all existing and future
state and federal regulations governing the maintenance and emplacement of underground storage tanks and further covenants that Borrower will permit no petroleum based waste or hazardous waste to be stored at the site, and that it will operate the business in such a manner that the site will remain free of such contamination waste.

MISCELLANEOUS PROVISIONS

	The Borrower hereby covenants and agrees as follows:

1.	At all times during the term of the Loan, the Borrower's
minimum Current Ratio as based upon: (earnings before taxes + depreciation + amortization + interest expense) minus (corporate income taxes + unfinanced capital expenditures) divided by (interest expense + principal payments due for the loan and capital leases) shall be at least 1.0 to 1.0, as measured annually based upon the Borrower's fiscal year end financial statements, as prepared and audited by Borrower's Certified Public Accountant (CPA) in accordance with Generally Accepted Accounting Principles (GAAP), consistently applied; however, the Borrower's revolving credit facility will be considered a Non Current Liability for this calculation.

2.	The ratio of the Borrower's Debt to Tangible Net Worth, as
defined under GAAP as measured annually based upon the Borrower's fiscal year-end financial statements, as prepared and audited by Borrower's Certified Public Accountant, consistently applied, shall not exceed 6.5 to 1.00. Commencing with fiscal year end 3/31/01 shall not exceed 6.0 to 1.00, and commencing with fiscal year end 3/31/02, and for the remaining term of the loan, the ratio of Debt to Tangible Net Worth shall not exceed 5.5 to 1.00.

3.	At all times during the term of the Loan, the Borrower
shall maintain Minimum Working Capital of at least $1.00, as measured annually based upon the Borrower's fiscal year-end financial statements, as prepared and audited by Borrower's Certified Public Accountant in accordance with GAAP, consistently applied; however, the Borrower's revolving credit facility will be considered a Non Current Liability for this calculation.

4. Borrower's unfinanced capital expenditures shall be capped at $1,000,000 per annum unless previously approved in writing by Lender and RBS.

5.	Without the prior written consent of Lender and RBS, total
salaries or drawing paid by the Borrower to Alfonse Falivene, Philip Falivene and Gennaro Falivene, including bonuses, commissions or other compensation, shall be limited to, in the aggregate, $600,000 for fiscal year 1999, with annual aggregate increases not to exceed 10% for each of the first five (5) years during the term of the Loan, unless such increase causes a violation of any covenant contained herein.

6.	During the term of the Loan, the Borrower shall not assume
or agree to pay any debt, liability, or obligation of others without the prior written consent of the Lender and RBS, which consent would not be unreasonably withheld.

7.	For the term of the Loan, the Borrower shall be prohibited
from paying dividends to shareholders if any such payment thereof would cause the Borrower's Debt Service Coverage ratio, as defined under GAAP, to fall below 1.35 to 1.00, or if it would violate the Debt to Tangible Net Worth covenant referenced in paragraph 2 above.

8.	As of the date of closing of the Loan, Borrower shall
provide evidence through a proforma balance sheet prepared by Borrower's management that Borrower has a tangible net worth of at least 10% of tangible assets. Such balance sheet must be dated, signed and certified by the President or the Chief Financial Officer of the Borrower as accurate, true and complete.

9.	Commencing as of fiscal year end 3/31/99, and continuing
annually thereafter during the term of the Loan, the Borrower shall deliver to Lender, within one hundred twenty (120) days after the close of each fiscal year, Borrower's CPA prepared, audited financial statements (Corporate Annual Report) and SEC Form 10-K.

10.	Commencing as of the quarter ending 3/31/99, and continuing
quarterly thereafter during the term of the loan, Borrower shall deliver to Lender, within sixty (60) days of each quarter end, quarterly financial statements (SEC Form 10-Q) in form and substance satisfactory to the Lender.

11.	Commencing as of the quarter ending 3/31/99, and continuing
quarterly thereafter during the term of the loan, the Borrower shall deliver to Lender, within forty-five (45) days of each quarter end, an aged category total summary of accounts receivable, accounts payable and inventory summary report.

12.	Promptly upon Lender's written request, the Borrower shall
deliver to Lender such other information about the financial conditions and operations of the Borrower, as Lender may from time to time reasonably request; and, at any time during normal business hours, upon Lender's reasonable prior notice, Borrower shall allow Lender, its agents or employees, access to Borrower's business premises to examine, appraise or inspect any of Borrower's properties, books or records, and to request copies thereof.

13.	Borrower shall deliver to Lender  an opinion letter of Borrower's counsel upon the closing of the Loan.


Parties' Affected - This Agreement shall be binding upon Borrower and Borrower's successors and assigns. No provision stated herein shall be
waived without the prior written consent of RBS.   Any amendments to
this Agreement shall be in writing and shall be signed by the Lender and the Borrower and shall have the concurrence of the RBS. The Loan shall be administered as provided in the RBS Lenders Agreement. The terms and conditions of this Loan Agreement shall survive the Loan Closing and shall not be merged into the Loan Documentation notwithstanding any provisions to the contrary contained herein.


First International Bank, N.A.


/S/Robert Pettinicchi                                 February 8, 1999
By: 									Date

Borrower hereby agrees to the conditions imposed herein and further agree that the terms and conditions herein are for the benefit of, and may be enforced by, Lender and RBS. This Loan Agreement and amendments constitute the Loan Agreement between Lender and Borrower.


/S/ Alfonso Falivene                                   February 8, 1999
Lucille Farms, Inc.					Date
By Alfonso Falivene, President and CEO


/S/ Gennaro Falivene                                   February 8, 1999
Lucille Farms of Vermont, Inc			Date
By Gennaro Falivene, President

FIRST INTERNATIONAL BANK, N.A.

COMMERCIAL TERM PROMISSORY NOTE

$3,960,000   	 February 8, 1999
	Hartford, Connecticut

	FOR VALUE RECEIVED, the undersigned, LUCILLE FARMS, INC. and LUCILLE FARMS OF VERMONT, INC. (collectively, the "Borrower"), promises to pay (jointly and severally) to the order of FIRST INTERNATIONAL BANK, N.A. ("Lender"), at its office at 280 Trumbull Street, Hartford, Connecticut or at such other place as the holder hereof (including Lender, hereinafter referred to as "Holder"), may designate, the sum of Three Million Nine Hundred Sixty Thousand and 00/100 Dollars ($3,960,000.00), together with interest on the unpaid balance of this Note beginning as of the date hereof, before or after maturity or judgment (but subject to the default rate of interest set forth below), at the per annum rate set forth in Paragraph 1 below, which interest rate shall be computed daily and payable monthly in arrears on the basis of a Three Hundred Sixty (360) day year and a thirty (30) day month, together with all taxes levied or assessed on this Note or the debt evidenced hereby against the Holder, and together with all reasonable costs, expenses and reasonable attorneys' and other reasonable professionals' fees incurred in any action to collect and/or enforce this Note or to enforce, protect, preserve, defend, realize upon or foreclose any security agreement, mortgage or other agreement securing or relating to this Note, including without limitation, all reasonable costs and expenses incurred in inspecting or surveying mortgaged real estate, if any, or conducting environmental studies or tests, or to enforce, protect, preserve, defend or sustain the lien of said security agreement, mortgage or other agreement or in any litigation or controversy arising from or connected in any manner with said security agreement, mortgage or other agreement, or this Note. Borrower further agrees to pay all reasonable costs, expenses and reasonable attorneys' and other reasonable professionals' fees incurred by Holder in connection with any "workout" or default resolution negotiations involving legal counsel or other professionals and further in connection with any re-negotiation or restructuring of the indebtedness evidenced by this Note. Any such costs, expenses and/or fees remaining unpaid after demand therefor, may, at the discretion of the Holder, be added to the principal amount of the indebtedness evidenced by this Note.

	This Note has been executed and delivered subject to the following terms and conditions:

1.	Interest.	Interest on the unpaid balance of this Note shall accrue at a per annum fixed rate of nine and three-quarters percent (9.75%).

	Upon the occurrence of an event of default hereunder, without in any way affecting the Holder's right to accelerate this Note, this Note shall bear interest at a rate which is three percentage points (3%) per annum greater than the rate otherwise in effect hereunder.

2.	Lawful Interest.	Notwithstanding any provisions of this Note, it is the
understanding and agreement of the Borrower and Holder that the maximum rate of interest to be paid by Borrower to the Holder shall not exceed the highest or the maximum rate of interest permissible  to be charged by a commercial lender such as Lender to a commercial borrower such as Borrower under the laws of the
State of Connecticut. Any amounts paid in excess of such rate shall be considered to have been payments in reduction of principal.

3.	Payments of Principal and Interest.	The indebtedness evidenced by this
Note shall be due and payable as follows:

	A principal and interest payment of $37,561.27 (the "Monthly Payment") shall be due and payable monthly commencing on April 1, 1999 and continuing and the first day of each and every month thereafter until February 8, 2019 (the "Maturity Date"). The Monthly Payment has been calculated as the amount necessary to fully amortize the entire principal balance hereunder in accordance with a twenty (20) year amortization schedule deemed to have commenced as of April 1, 1999 at the interest rate hereunder. Notwithstanding anything to the contrary, the entire indebtedness under the Note, including but not limited to, all outstanding principal and accrued and unpaid interest shall be due and payable in full on the Maturity Date.

	Holder may, at its option, debit principal, interest, fees, costs and expenses due and payable hereunder to any of Borrower's accounts maintained with Holder on each date any such amount is due and payable.

4.	Late Charge.	In the event Borrower fails to pay any installment of
principal and/or interest within ten (10) days of when it is due and payable, without in any way affecting the Holder's right to accelerate this Note, a late charge equal to five (5) percent of such late payment shall, at the option of Holder, be assessed against Borrower.

5.	Prepayments.	In the event that this Note is prepaid in full or in part
prior to the Maturity Date, a prepayment penalty in the amount of five (5%) percent of the amount prepaid shall be assessed if such prepayment is made during the first year of the term hereof, four (4%) of the amount prepaid shall be assessed if such prepayment is made during the second year of the term hereof , three (3%) of the amount prepaid shall be assessed if such prepayment is made during the third year of the term hereof, two (2%) percent of the amount prepaid shall be assessed if such prepayment is made during the fourth year of the term hereof and one (1%) percent of the amount prepaid shall be assessed if such prepayment is made during the fifth year of the term hereof.

After the five (5) year anniversary of this Note, the Borrower may prepay principal of this Note, in whole or in part, at any time without penalty or premium. Any and all prepayments shall be applied first to accrued and unpaid interest and then to unpaid principal in the inverse order of maturity, and shall not affect the obligation of Borrower to pay the regular installments required hereunder until the entire indebtedness has been paid.

6.	Financial Information.	Promptly upon Holder's request, Borrower shall
deliver to Holder such documentation and information about the Borrower's financial condition, business and/or operations as Holder may, at any time and from time to time, request, including without limitation, business and/or personal financial statements and copies of federal and state income tax returns and all schedules thereto, aging reports of Borrower's accounts receivable and accounts payable and a listing of Borrower's inventory and equipment, all of which shall be in form, scope and content satisfactory to Holder, in its sole discretion.

7.	Events of Default.	The Borrower agrees that each of the following shall
constitute an "Event of Default" hereunder:

	(a)	Failure of Borrower to pay or perform any of Borrower's
liabilities or obligations to Holder (whether under this Note or otherwise and whether now existing or hereafter incurred), including without limitation, any installment of principal and/or interest or any other sum due hereunder, when due to be paid or performed; or

	(b)	Failure of Borrower to observe, perform or comply with any
covenant, agreement or duty contained in this Note, after receipt of notice thereof from the Holder and the expiration of a ten (10) day period to cure such failure; or

	(c)	If Borrower shall breach any covenant or condition of, or
otherwise be in default under, any security agreement or other agreement governing, securing or relating to this Note, including without limitation, that certain Loan Agreement executed by and between the Lender and the Borrower of even date herewith (the "Loan Agreement"), after receipt of notice thereof from the Holder and the expiration of a ten (10) day period to cure such breach or default; or

	(d)	If any representation or warranty made by the Borrower, including without limitation, any representation or warranty contained herein, or any statement, certificate or other data furnished by it in connection herewith, proves at any time to be incorrect or untrue in any material respect; or

	(e)	Institution of or consent to proceedings, or the taking of any action in furtherance of, or the entry of any order or decree of a court of competent jurisdiction with respect to any of the following:

		(i)	Bankruptcy, insolvency or reorganization, readjustment,
arrangement, composition or similar relief as to Borrower under federal or state bankruptcy or insolvency statutes or related laws,

		(ii)	Appointment of a receiver, liquidator, trustee or assignee in bankruptcy or insolvency as to Borrower or a substantial part of their respective properties, or

		(iii)	Assignment of the Borrower for the benefit of creditors, the winding up or liquidation of the affairs of the Borrower, or the admission of
Borrower in writing of its inability to pay its debts; or

	(f)	The dissolution, liquidation, insolvency (the term "insolvency"
shall mean either a negative tangible net worth or an inability to pay its debts as they mature), termination of legal existence of Borrower, or a change in control of the Borrower; or

	(g)	The service of any process upon the Holder seeking to attach by mesne or trustee process any funds of Borrower which are on deposit with the Holder, which attachment results in a judgment against the Borrower unsatisfied pursuant to the terms thereof or not otherwise appealed; or

	(h)	The failure by Borrower to pay or perform any indebtedness or obligation owed to any third party, or if any such other indebtedness or obligation shall be accelerated after the expiration of any applicable notice and cure period; or

(i)	If there shall be any violation of those covenants made by the
Borrower in the Loan Agreement; or

	(j)	If any of the proceeds loaned hereunder are used for a purpose that will contribute to excessive erosion of highly erodible land or to the conversion of wetlands to produce an agricultural commodity, as further explained in 7 CFR Part 1940, Subject G, Exhibit M.

	Upon the occurrence of any Event of Default, the entire indebtedness with accrued interest thereon and any other sums due under this Note, shall, at the option of the Holder, become immediately due and payable without presentment or demand for payment, notice of non-payment, protest or any other notice or demand of any kind, all of which are expressly waived by the Borrower. Failure to exercise such option shall not constitute a waiver of the right to exercise the same in the event of any subsequent default.

8.	Lien and Right of Setoff.	The Borrower hereby grants the Holder a
lien and right of setoff for all Borrower's liabilities upon and against all the deposits, credits, collateral and property of the Borrower, now or hereafter in the possession or control of the Holder or in transit to it. Holder may, at any time, apply or set off the same, or any part thereof, to any liability of the Borrower whether or not matured or demanded.

9.	No Waiver.	No delay or omission by Holder in exercising any rights
hereunder, nor failure by the Holder to insist upon the strict performance by Borrower of any terms and provisions herein shall operate as or be deemed to be a waiver of such right, any other right hereunder, or any terms and provisions herein, and the Holder shall retain the right thereafter to insist upon strict performance by the Borrower of any and all terms and provisions of this Note or any documen securing the repayment of this Note. No waiver of any right shall be effective unless in writing and signed by Holder, nor shall a waiver on one occasion be constituted as a bar to, or waiver of, any such right on any future occasion.

10.	Waivers.	BORROWER ACKNOWLEDGES THAT THE LOAN EVIDENCED BY THIS NOTE IS
A COMMERCIAL TRANSACTION AND WAIVES DILIGENCE, DEMAND, PRESENTMENT FOR PAYMENT,
NOTICE OF NONPAYMENT, PROTEST AND NOTICE OF PROTEST, AND NOTICE OF ANY RENEWALS
OR EXTENSIONS OF THIS NOTE, AND ALL RIGHTS UNDER ANY STATUTE OF LIMITATIONS.
THE BORROWER ACKNOWLEDGES THAT BORROWER MAKES THESE WAIVERS KNOWINGLY AND
VOLUNTARILY, WITHOUT DURESS AND ONLY AFTER EXTENSIVE CONSIDERATION OF THE
RAMIFICATIONS OF THIS WAIVER. THE BORROWER FURTHER ACKNOWLEDGES THAT THE LENDER
HAS NOT AGREED WITH OR REPRESENTED TO BORROWER OR ANY OTHER PARTY HERETO THAT
THE PROVISIONS OF THIS PARAGRAPH WILL NOT BE FULLY ENFORCED IN ALL INSTANCES.

11.	Jury Waiver.	THE BORROWER HEREBY WAIVES TRIAL BY JURY IN ANY COURT AND IN
ANY SUIT, ACTION OR PROCEEDING ON ANY MATTER ARISING IN CONNECTION WITH OR IN
ANY WAY RELATED TO THE FINANCING TRANSACTIONS OF WHICH THIS NOTE IS A PART
AND/OR THE ENFORCEMENT OF ANY OF LENDER'S RIGHTS AND REMEDIES, INCLUDING
WITHOUT LIMITATION, TORT CLAIMS. THE BORROWER ACKNOWLEDGES THAT BORROWER MAKES
THIS WAIVER KNOWINGLY AND VOLUNTARILY, WITHOUT DURESS AND ONLY AFTER EXTENSIVE
CONSIDERATION OF THE RAMIFICATIONS OF THIS WAIVER. THE BORROWER FURTHER
ACKNOWLEDGES THAT THE LENDER HAS NOT AGREED WITH OR REPRESENTED TO BORROWER OR
ANY OTHER PARTY HERETO THAT THE PROVISIONS OF THIS PARAGRAPH WILL NOT BE FULLY
ENFORCED IN ALL INSTANCES.

12.	Joint and Several Liability.	References in this Note to the Borrower in
the singular shall include the plural, and if Borrower consists of more than one person, the liability of each Borrower shall be joint and several.

13.	Acknowledgment of Copy, Use of Proceeds.	The Borrower acknowledges
receipt of a copy of this Note and attests that the proceeds of this Note are to be used for general commercial purposes and that no part of such proceeds will be used, in whole or in part, for the purpose of purchasing or carrying any "margin security" as such term is defined in Regulation U of the Board of Governors of the Federal Reserve System.

14.	Miscellaneous.	The provisions of this Note shall be binding upon the
heirs, executors, administrators, successors and assigns and shall inure to the benefit of Holder, its successors and assigns. If any provision of this Note shall, to any extent, be held invalid or unenforceable, then only such provision shall be deemed ineffective and the remainder of this Note shall not be affected. Borrower acknowledges and agrees that Holder shall have the right to report any delinquencies, defaults and/or losses incurred by Holder hereunder to any credit agency, bureau or service. This Note shall be governed by and construed in accordance with the laws of the State of Vermont (but not its conflicts of law provisions).

Witness:						LUCILLE FARMS, INC.


							By   /s/ Alfonso Falivene
							  Name:  Alfonso Falivene
							  Title:  President
							  Duly authorized


							LUCILLE FARMS OF VERMONT, INC.


							By   /s/ Gennaro Falivene
							  Name:  Gennaro Falivene
							  Title:  President
							  Duly authorized


CONDITIONAL ASSIGNMENT OF CONTRACT RIGHTS


	This Conditional Assignment is made this ___ day of February, 1999 by the undersigned LUCILLE FARMS, INC., a Delaware corporation having a place of business at 150 River Road, Montville, New Jersey 07045 (the "Assignor") in favor of FIRST INTERNATIONAL BANK, N.A., a national banking organization having a place of business at 280 Trumbull Street, Hartford, Connecticut 06103 (the "Assignee").

	For good and valuable consideration, receipt of which is hereby acknowledged, the Assignor hereby transfers, assigns and sets over to the Assignee, its successors and assigns, with the right of re-assignment, to become effective upon the occurrence of an Event of Default under the Obligations, as such term is hereinafter defined, all of Assignor's rights, title and interests in and to that certain Agreement dated February 27, 1998 between the Assignor and INTERNATIONAL INGREDIENT CORPORATION, a corporation having a place of business at 4240 Utah Street, St. Louis, Missouri 63116 ("International Ingredient"), and any and all amendments thereof and supplements thereto (the "Contract"), including without limitation, the Assignor's rights thereunder to purchase the roll drying equipment from International Ingredient, as set forth in paragraph 18 thereof.

	This Conditional Assignment is made to secure a certain U.S. Department of Agriculture Rural Business Cooperative Services guaranteed loan from the Assignee to the Assignor extended on February ____, 1999 in the original principal amount of $4,950,000, which, together with all extensions and renewals thereof and interest thereon, is herein referred to as the "Loan", and any other liabilities of the Assignor to the Assignee, now existing or hereafter arising, of every kind and description, direct or indirect, absolute or contingent, due or to become due, which together with the Loan shall be referred to herein as the "Obligations". This Conditional
Assignment shall become absolute upon the occurrence of an Event of Default under the Obligations.

	The Assignor hereby represents and warrants that the Contract is a duly authorized, valid and binding obligation of the parties thereto and enforceable in accordance with its terms; that the interests herein assigned are subject to no prior assignments or encumbrances and will not be assigned to any other entity; and that the Assignor knows of no defense or counterclaim available to International Ingredient to excuse, hinder or delay its obligations under the Contract. This Conditional Assignment is made upon the following terms and conditions:

	a) The Assignee does not assume any of the Assignor's duties and liabilities under the Contract, and the Assignor hereby agrees to observe and perform all duties and liabilities imposed upon Assignor pursuant to the Contract.

	b) This Conditional Assignment shall remain in full force and effect until released in writing by the Assignee. This Conditional Assignment will be released promptly upon full and final payment of the Obligations.

	c) Assignor shall, at the request of the Assignee, execute or file, or cause to be executed or filed, any and all documents, filings, financing statements or assignments as may be deemed necessary or advisable by the Assignee from time to time to effect, perfect, preserve and continue this Conditional Assignment. Notwithstanding the foregoing, the right is expressly granted to the Assignee, at its discretion, to execute any such documents in the name of the Assignor.

	d) The Assignor hereby agrees to immediately notify the Assignee upon the occurrence of any of the following events:

		i) Modification of any provision of the Contract which substantially affects the terms thereof; or

		ii)  Termination of the Contract or any part thereof; or

		iii) Failure of International Ingredient or of the Assignor to perform any of their respective obligations under the Contract.

	e) This Conditional Assignment, together with the agreements and warranties herein contained, shall inure to the benefit of the Assignee, its successors and assigns, and shall be binding upon the Assignor, its successors and assigns.

	f) This Conditional Assignment shall be governed by and construed in accordance with the laws of the State of Vermont.

	Dated at _______________, Connecticut this _8 day of February,1999.

________________________			LUCILLE FARMS, INC.


________________________			By/S/ Alfonso Falivene
							Alfonso Falivene
							Its President
							duly authorized

STATE OF CONNECTICUT     )
				     ) 	ss		February _8  , 1999
COUNTY OF 			     )

	Personally appeared ALFONSO FALIVENE, President of LUCILLE FARMS, INC., signer of the foregoing instrument, and acknowledged the same to be his free act and deed as such President and the free act and deed of said corporation, before me.


						Notary Public
						My Commission Expires:


CONSENT TO
AND
ACKNOWLEDGMENT OF
ASSIGNMENT

International Ingredient Corporation hereby consents to and acknowledges the assignment with the right of re-assignment by Lucille Farms, Inc. of all of its rights, title and interests in and to that certain Agreement dated February 27, 1998 between International Ingredient Corporation and Lucille Farms, Inc., (the "Contract") including without limitation the right of Lucille Farms, Inc. to purchase the roll drying equipment as set forth in paragraph 18 of said Contract, to First International Bank, N.A., all pursuant to and in accordance with the terms and conditions of the foregoing Assignment. International Ingredient Corporation further acknowledges that said Contract remains in full force and effect and that it knows of no defense or counterclaim available to it to excuse, hinder or delay its obligations thereunder.

International Ingredient Corporation specifically agrees to honor the right of First International Bank, N.A. to purchase the roll drying equipment in accordance with and pursuant to the terms of paragraph 18 of said Contract, provided that First International Bank, N.A. has provided written notice to International Ingredient Corporation of its intent to exercise its right to purchase upon termination of the Contract. International Ingredient Corporation hereby also agrees to provide to First International Bank, N.A. a copy of any notice of termination under the Contract either sent or received by it.

All notices and other communications hereunder shall be in writing and shall be deemed given when delivered personally, by recognized overnight courier service, or when deposited in the United States Mail, certified or registered mail, return receipt requested, postage prepaid, and properly addressed to International Ingredient Corporation at 4240 Utah Street, St. Louis, Missouri 63116 or to First International Bank, N.A. at 280 Trumbull Street, Hartford, Connecticut 06103.


INTERNATIONAL INGREDIENT CORPORATION


						By_______________________________

						Its
						duly authorized




STATE OF			     )
				     ) 	ss		February ____ , 1999
COUNTY OF 			     )

	Personally appeared _____________________, ______________ of
INTERNATIONAL INGREDIENT CORPORATION, signer of the foregoing instrument, and acknowledged the same to be his free act and deed as such ____________ and the free act and deed of said corporation, before me.


						Notary Public
						My Commission Expires:

FIRST INTERNATIONAL BANK, N.A.

COMMERCIAL TERM PROMISSORY NOTE

$990,000   	 February 8, 1999
	Hartford, Connecticut

	FOR VALUE RECEIVED, the undersigned, LUCILLE FARMS, INC. and LUCILLE FARMS OF VERMONT, INC. (collectively, the "Borrower"), promises to pay (jointly and severally) to the order of FIRST INTERNATIONAL BANK, N.A. ("Lender"), at its office at 280 Trumbull Street, Hartford, Connecticut or at such other place as the holder hereof (including Lender, hereinafter referred to as "Holder"), may designate, the sum of Nine Hundred Ninety Thousand and 00/100 Dollars ($990,000.00), together with interest on the unpaid balance of this Note beginning as of the date hereof, before or after maturity or judgment (but subject to the default rate of interest set forth below), at the per annum rate set forth in Paragraph 1 below, which interest rate shall be computed daily and payable monthly in arrears on the basis of a Three Hundred Sixty (360) day year and a thirty (30) day month, together with all taxes levied or assessed on this Note or the debt evidenced hereby against the Holder, and together with all reasonable costs, expenses and reasonable attorneys' and other reasonable professionals' fees incurred in any action to collect and/or enforce this Note or to enforce, protect, preserve, defend, realize upon or foreclose any security agreement, mortgage or other agreement securing or relating to this Note, including without limitation, all reasonable costs and expenses incurred in inspecting or surveying mortgaged real estate, if any, or conducting environmental studies or tests, or to enforce, protect, preserve, defend or sustain the lien of said security agreement, mortgage or other agreement or in any litigation or controversy arising from or connected in any manner with said security agreement, mortgage or other agreement, or this Note. Borrower further agrees to pay all reasonable costs, expenses and reasonable attorneys' and other reasonable professionals' fees incurred by Holder in connection with any "workout" or default resolution negotiations involving legal counsel or other professionals and further in connection with any re-negotiation or restructuring of the indebtedness evidenced by this Note. Any such costs, expenses and/or fees remaining unpaid after demand therefor, may, at the discretion of the Holder, be added to the principal amount of the indebtedness evidenced by this Note.

	This Note has been executed and delivered subject to the following terms and conditions:

1.	Interest.	Interest on the unpaid balance of this Note shall accrue at a per annum fixed rate of ten and three-quarters percent (10.75%).

	Upon the occurrence of an event of default hereunder, without in any way affecting the Holder's right to accelerate this Note, this Note shall bear interest at a rate which is three percentage points (3%) per annum greater than the rate otherwise in effect hereunder.

2.	Lawful Interest.	Notwithstanding any provisions of this Note, it is the
understanding and agreement of the Borrower and Holder that the maximum rate of interest to be paid by Borrower to the Holder shall not exceed the highest or the maximum rate of interest permissible  to be charged by a commercial lender such as Lender to a commercial borrower such as Borrower under the laws of the
State of Connecticut. Any amounts paid in excess of such rate shall be considered to have been payments in reduction of principal.

3.	Payments of Principal and Interest.	The indebtedness evidenced by this
Note shall be due and payable as follows:

	A principal and interest payment of $10,050.77 (the "Monthly Payment") shall be due and payable monthly commencing on April 1, 1999 and continuing and the first day of each and every month thereafter until February 8, 2019 (the "Maturity Date"). The Monthly Payment has been calculated as the amount necessary to fully amortize the entire principal balance hereunder in accordance with a twenty (20) year amortization schedule deemed to have commenced as of April 1, 1999 at the interest rate hereunder. Notwithstanding anything to the contrary, the entire indebtedness under the Note, including but not limited to, all outstanding principal and accrued and unpaid interest shall be due and payable in full on the Maturity Date.

	Holder may, at its option, debit principal, interest, fees, costs and expenses due and payable hereunder to any of Borrower's accounts maintained with Holder on each date any such amount is due and payable.

4.	Late Charge.	In the event Borrower fails to pay any installment of
principal and/or interest within ten (10) days of when it is due and payable, without in any way affecting the Holder's right to accelerate this Note, a late charge equal to five (5) percent of such late payment shall, at the option of Holder, be assessed against Borrower.

5.	Prepayments.	In the event that this Note is prepaid in full or in part
prior to the Maturity Date, a prepayment penalty in the amount of five (5%) percent of the amount prepaid shall be assessed if such prepayment is made during the first year of the term hereof, four (4%) of the amount prepaid shall be assessed if such prepayment is made during the second year of the term hereof , three (3%) of the amount prepaid shall be assessed if such prepayment is made during the third year of the term hereof, two (2%) percent of the amount prepaid shall be assessed if such prepayment is made during the fourth year of the term hereof and one (1%) percent of the amount prepaid shall be assessed if such prepayment is made during the fifth year of the term hereof.

After the five (5) year anniversary of this Note, the Borrower may prepay principal of this Note, in whole or in part, at any time without penalty or premium. Any and all prepayments shall be applied first to accrued and unpaid interest and then to unpaid principal in the inverse order of maturity, and shall not affect the obligation of Borrower to pay the regular installments required hereunder until the entire indebtedness has been paid.

6.	Financial Information.	Promptly upon Holder's request, Borrower shall
deliver to Holder such documentation and information about the Borrower's financial condition, business and/or operations as Holder may, at any time and from time to time, request, including without limitation, business and/or personal financial statements and copies of federal and state income tax returns and all schedules thereto, aging reports of Borrower's accounts receivable and accounts payable and a listing of Borrower's inventory and equipment, all of which shall be in form, scope and content satisfactory to Holder, in its sole discretion.

7.	Events of Default.	The Borrower agrees that each of the following shall
constitute an "Event of Default" hereunder:

	(a)	Failure of Borrower to pay or perform any of Borrower's
liabilities or obligations to Holder (whether under this Note or otherwise and whether now existing or hereafter incurred), including without limitation, any installment of principal and/or interest or any other sum due hereunder, when due to be paid or performed; or

	(b)	Failure of Borrower to observe, perform or comply with any
covenant, agreement or duty contained in this Note, after receipt of notice thereof from the Holder and the expiration of a ten (10) day period to cure such failure; or

	(c)	If Borrower shall breach any covenant or condition of, or
otherwise be in default under, any security agreement or other agreement governing, securing or relating to this Note, including without limitation, that certain Loan Agreement executed by and between the Lender and the Borrower of even date herewith (the "Loan Agreement"), after receipt of notice thereof from the Holder and the expiration of a ten (10) day period to cure such breach or default; or

	(d)	If any representation or warranty made by the Borrower, including without limitation, any representation or warranty contained herein, or any statement, certificate or other data furnished by it in connection herewith, proves at any time to be incorrect or untrue in any material respect; or

	(e)	Institution of or consent to proceedings, or the taking of any action in furtherance of, or the entry of any order or decree of a court of competent jurisdiction with respect to any of the following:

		(i)	Bankruptcy, insolvency or reorganization, readjustment,
arrangement, composition or similar relief as to Borrower under federal or state bankruptcy or insolvency statutes or related laws,

		(ii)	Appointment of a receiver, liquidator, trustee or assignee in bankruptcy or insolvency as to Borrower or a substantial part of their respective properties, or

		(iii)	Assignment of the Borrower for the benefit of creditors, the winding up or liquidation of the affairs of the Borrower, or the admission of
Borrower in writing of its inability to pay its debts; or

	(f)	The dissolution, liquidation, insolvency (the term "insolvency"
shall mean either a negative tangible net worth or an inability to pay its debts as they mature) or termination of legal existence of Borrower, or a change in control of the Borrower; or

	(g)	The service of any process upon the Holder seeking to attach by mesne or trustee process any funds of Borrower which are on deposit with the Holder, which attachment results in a judgment against the Borrower unsatisfied pursuant to the terms thereof or not otherwise appealed; or

	(h)	The failure by Borrower to pay or perform any indebtedness or obligation owed to any third party, or if any such other indebtedness or obligation shall be accelerated after the expiration of any applicable notice and cure period; or

	(i)		If there shall be any violation of those covenants made by
the Borrower in the Loan Agreement; or

	(j)	If any of the proceeds loaned hereunder are used for a purpose that will contribute to excessive erosion of highly erodible land or to the conversion of wetlands to produce an agricultural commodity, as further explained in 7 CFR Part 1940, Subject G, Exhibit M.

	Upon the occurrence of any Event of Default, the entire indebtedness with accrued interest thereon and any other sums due under this Note, shall, at the option of the Holder, become immediately due and payable without presentment or demand for payment, notice of non-payment, protest or any other notice or demand of any kind, all of which are expressly waived by the Borrower. Failure to exercise such option shall not constitute a waiver of the right to exercise the same in the event of any subsequent default.

8.	Lien and Right of Setoff.	The Borrower hereby grants the Holder a
lien and right of setoff for all Borrower's liabilities upon and against all the deposits, credits, collateral and property of the Borrower, now or hereafter in the possession or control of the Holder or in transit to it. Holder may, at any time, apply or set off the same, or any part thereof, to any liability of the Borrower whether or not matured or demanded.

9.	No Waiver.	No delay or omission by Holder in exercising any rights
hereunder, nor failure by the Holder to insist upon the strict performance by Borrower of any terms and provisions herein shall operate as or be deemed to be a waiver of such right, any other right hereunder, or any terms and provisions herein, and the Holder shall retain the right thereafter to insist upon strict performance by the Borrower of any and all terms and provisions of this Note or any document securing the repayment of this Note. No waiver of any right shall be effective unless in writing and signed by Holder, nor shall a waiver on one occasion be constituted as a bar to, or waiver of, any such right on any future occasion.

10.	Waivers.	BORROWER ACKNOWLEDGES THAT THE LOAN EVIDENCED BY THIS NOTE IS
A COMMERCIAL TRANSACTION AND WAIVES DILIGENCE, DEMAND, PRESENTMENT FOR PAYMENT,
NOTICE OF NONPAYMENT, PROTEST AND NOTICE OF PROTEST, AND NOTICE OF ANY RENEWALS
OR EXTENSIONS OF THIS NOTE, AND ALL RIGHTS UNDER ANY STATUTE OF LIMITATIONS.
THE BORROWER ACKNOWLEDGES THAT BORROWER MAKES THESE WAIVERS KNOWINGLY AND
VOLUNTARILY, WITHOUT DURESS AND ONLY AFTER EXTENSIVE CONSIDERATION OF THE
RAMIFICATIONS OF THIS WAIVER. THE BORROWER FURTHER ACKNOWLEDGES THAT THE LENDER
HAS NOT AGREED WITH OR REPRESENTED TO BORROWER OR ANY OTHER PARTY HERETO THAT
THE PROVISIONS OF THIS PARAGRAPH WILL NOT BE FULLY ENFORCED IN ALL INSTANCES.

11.	Jury Waiver.	THE BORROWER HEREBY WAIVES TRIAL BY JURY IN ANY COURT AND IN
ANY SUIT, ACTION OR PROCEEDING ON ANY MATTER ARISING IN CONNECTION WITH OR IN
ANY WAY RELATED TO THE FINANCING TRANSACTIONS OF WHICH THIS NOTE IS A PART
AND/OR THE ENFORCEMENT OF ANY OF LENDER'S RIGHTS AND REMEDIES, INCLUDING
WITHOUT LIMITATION, TORT CLAIMS. THE BORROWER ACKNOWLEDGES THAT BORROWER MAKES
THIS WAIVER KNOWINGLY AND VOLUNTARILY, WITHOUT DURESS AND ONLY AFTER EXTENSIVE
CONSIDERATION OF THE RAMIFICATIONS OF THIS WAIVER. THE BORROWER FURTHER
ACKNOWLEDGES THAT THE LENDER HAS NOT AGREED WITH OR REPRESENTED TO BORROWER OR
ANY OTHER PARTY HERETO THAT THE PROVISIONS OF THIS PARAGRAPH WILL NOT BE FULLY
ENFORCED IN ALL INSTANCES.

12.	Joint and Several Liability.	References in this Note to the Borrower in
the singular shall include the plural, and if Borrower consists of more than one person, the liability of each Borrower shall be joint and several.

13.	Acknowledgment of Copy, Use of Proceeds.	The Borrower acknowledges
receipt of a copy of this Note and attests that the proceeds of this Note are to be used for general commercial purposes and that no part of such proceeds will be used, in whole or in part, for the purpose of purchasing or carrying any "margin security" as such term is defined in Regulation U of the Board of Governors of the Federal Reserve System.

14.	Miscellaneous.	The provisions of this Note shall be binding upon the
heirs, executors, administrators, successors and assigns and shall inure to the benefit of Holder, its successors and assigns. If any provision of this Note shall, to any extent, be held invalid or unenforceable, then only such provision shall be deemed ineffective and the remainder of this Note shall not be affected. Borrower acknowledges and agrees that Holder shall have the right to report any delinquencies, defaults and/or losses incurred by Holder hereunder to any credit agency, bureau or service. This Note shall be governed by and construed in accordance with the laws of the State of Vermont (but not its conflicts of law provisions).

Witness:						LUCILLE FARMS, INC.


							By/S/Alfonso Falivene
							  Name:  Alfonso Falivene
							  Title:  President
							  Duly authorized


							LUCILLE FARMS OF VERMONT, INC.


							By/S/Gennaro Falivene
							  Name:  Gennaro Falivene
							  Title:  President
							  Duly authorized

FIRST INTERNATIONAL BANK, N.A.

	SECURITY AGREEMENT


	SECURITY AGREEMENT made this 8th day of February, 1999 between LUCILLE FARMS OF VERMONT, INC., whose principal place of business is located at Swanton Industrial Park, Jonergin Drive, Swanton, Vermont ("Debtor"), and FIRST INTERNATIONAL BANK, N.A., a banking association having an office at 280 Trumbull Street, Hartford, Connecticut ("Secured Party").

	In consideration of the mutual covenants and agreements contained herein and for other good and valuable consideration, the receipt and sufficiency of which are hereby acknowledged, Debtor and Secured Party, intending to be bound legally, agree as follows:

? 	Security Interest. (a) To secure payment and performance of
the Obligations (as defined below), Debtor hereby pledges, assigns, transfers and grants to Secured Party a continuing security interest in the following property of the Debtor, whether now owned or hereafter acquired by
Debtor:

		All tangible and intangible personal property, (excluding Motor Vehicles), including without limitation, all Equipment, as more particularly described in Exhibit A annexed;

		Together, in each instance, with the renewals, substitutions, replacements, additions, rental payments, and Proceeds thereof (hereinafter, collectively called the "Collateral").

		(b)	Debtor expressly acknowledges that the security interest
granted hereunder shall remain as security for payment and performance of the Obligations, whether now existing or which may hereafter be incurred by future advances, or otherwise. The notice of the continuing grant of this security interest therefore shall not be required to be stated on the face of any document representing any such Obligations, nor otherwise identify it as being secured hereby.

? 	Cross-Collateralization. All Collateral which Secured Party
may at any time acquire from Debtor or from any other source in connection with any of the Obligations shall constitute collateral for each and every Obligation, without apportionment or designation as to particular Obligations, and all Obligations, however and whenever incurred, shall be secured by all Collateral, however and whenever acquired, and Secured Party shall have the right, in its sole discretion, to determine the order in which Secured Party's rights in, or remedies against, any Collateral are to be exercised, and which type or which portions of Collateral are to be proceeded against and the order of application of Proceeds of Collateral as against particular Obligations.

? 	Definitions. The following terms shall have the following
meanings:

		(a)	"Accounts" means all accounts, as that term is defined in
Article 9 of the Uniform Commercial Code as in effect from time-to-time in the State of Vermont (the "UCC"), and, in any event, shall include any right to payment held by Debtor, whether in the form of accounts receivable, notes, drafts, acceptances, letters of credit (including proceeds of letters of credit) or other forms of obligations and receivables, now owned or hereafter received or acquired by or belonging or owing to the Debtor (including, without limitation, under any trade name, style or division thereof) for Inventory sold or leased or services rendered by it whether or not earned by performance, together with all guarantees and security therefor and all Proceeds thereof, whether cash Proceeds or otherwise, including, without limitation, all right, title and interest of Debtor in the Inventory which gave rise to any such Accounts, including, without limitation, unpaid seller's rights of rescission, replevin, reclamation and stoppage in transit and rights to returned, reclaimed rejected or repossessed Inventory or other goods;

		(b)	"Chattel Paper" means all chattel paper, as that term is
defined in Article 9 of the UCC, and, in any event, shall include any writing or writings which evidence both a monetary obligation and a security interest in or a lease of specific goods, whether now or hereafter held by Debtor;

		(c)	"Contracts" means all contracts, undertakings, franchise
agreements or other agreements (other than rights evidenced by Chattel Paper, Documents or Instruments, as those terms are defined above and below) in or under which the Debtor may now or hereafter have any right, title or interest, including, without limitation, with respect to an Account, and any agreement relating to the terms of payment or the terms of performance thereof;

		(d)	"Equipment" means all equipment, as that term is defined in
Article 9 of the UCC and, in any event, shall include, without limitation, all machinery, tools, dies, equipment, furnishings, vehicles (other than
Motor Vehicles) and computers and other electronic data processing and other office equipment, including, but not limited to, the items of Equipment listed on Exhibit B attached hereto and made a part hereof, any and all additions, substitutions and replacements of any of the foregoing, wherever located, together with all attachments, components, parts, equipment and accessories installed thereon or affixed thereto, and all Contracts, contract rights and Chattel Paper arising out of any lease of any of the foregoing;

		(e)	"Financing Agreements" means this Agreement and any and all
agreements, notes, guaranties, instruments, security agreements and documents evidencing, governing, securing or relating in any way to any of the
Obligations, including without limitation, two (2) certain promissory notes dated February 8, 1999 in the original principal amounts of $3,960,000.00 and
$990,000.00, respectively, of Debtor and Lucille Farms, Inc. in favor of
Secured Party (collectively, the "Notes");

		(f)	"Instruments" means all instruments, as that term is
defined in Article 9 of the UCC, and, in any event, shall include any negotiable instrument or certificated security, as defined in Article 8 of the UCC, or any other writing which evidences a right to the payment of money and is not itself an instrument that constitutes, or is a part of a group or writings that constitute, Chattel Paper, and is of a type which, in the ordinary course of business, is transferred by delivery with any necessary endorsement or assignment, whether now or hereafter held by Debtor;

		(g)	"Motor Vehicles" shall have the same meaning as that
contained in Chapter 246 of the Vermont General Statutes;

		(h)	"Obligations" means any and all obligations, indebtedness,
liabilities, guaranties, covenants and duties owing by Debtor to Secured
Party, under any of the Financing Agreements, whether due or to become due, absolute or contingent, now existing or hereafter incurred or arising, whether or not otherwise guaranteed or secured and whether evidenced by any note or draft or documented on the books and records of Secured Party or otherwise on open account, including without limitation, all costs, expenses, fees, charges and attorneys' and other professional fees incurred by Secured
Party in connection with, involving or related to the administration, protection, modification, collection, enforcement, preservation or defense of any of the Secured Party's rights with respect to any of the Obligations, the Collateral or any agreement, instrument or document evidencing, governing, securing or relating to any of the foregoing, including without limitation, all costs and expenses incurred in inspecting or surveying mortgaged real estate, if any, or conducting environmental studies or tests, and in connection with any "workout" or default resolution negotiations involving legal counsel or other professionals and any re-negotiation or restructuring of any of the Obligations; and

		(i)	"Proceeds" means all proceeds, as that term is defined in
Article 9 of the UCC, and, in any event, shall include (a) any and all
Accounts, Chattel Paper, Instruments, cash and other proceeds payable to the Debtor from time-to-time in respect of any of the foregoing collateral security, (b) any and all proceeds of any insurance, indemnity, warranty or guaranty payable to the Debtor from time-to-time with respect to any of the collateral security, (c) any and all payments (in any form whatsoever) made or due and payable to the Debtor from time-to-time in connection with any requisition, confiscation, condemnation, seizure or forfeiture of all or any part of the collateral security by any governmental body, authority, bureau or agency (or any person acting under color of governmental authority), and
(d) any and all other amounts from time-to-time paid or payable under or in connection with any of the collateral security.
? 	Debtor's Representations and Warranties. Debtor represents
and warrants to Secured Party as follows:

		(a)	Good Standing and Qualification/Legal Capacity.  The Debtor
is a corporation duly organized, validly existing and in good standing under the laws of the State of Vermont, and has all requisite corporate power and authority to own and operate its properties and to carry on its business as now being conducted.

		(b)	Authority. The Debtor has full power and authority to enter
into and perform the obligations under this Agreement, to execute and deliver the Financing Agreements and to incur the obligations provided for herein and therein, all of which have been duly authorized by all necessary and proper corporate or partnership action, if and as the case may be. No other consent or approval or the taking of any other action is required as a condition to the validity or enforceability of this Agreement or any of the other
Financing Agreements.

		(c)	Binding Agreements. This Agreement and the other Financing
Agreements constitute the valid and legally binding obligations of the Debtor, enforceable in accordance with their respective terms, except as enforcement may be limited by bankruptcy, insolvency or similar laws affecting the enforcement of creditors' rights generally.

		(d)	Litigation. There are no actions, suits, proceedings or
investigations pending or threatened against the Debtor before any court or administrative agency, which either in any case or in the aggregate, if adversely determined, would materially and adversely affect the financial condition, assets or operations of the Debtor, or which question the validity of this Agreement or any of the other Financing Agreements, or any action to be taken in connection with the transactions contemplated hereby or thereby.

		(e)	No Conflicting Law or Agreements. The execution, delivery
and performance by the Debtor of this Agreement and the other Financing
Agreements: (i) do not violate any provision of the Certificate of Incorporation and By-laws or the partnership agreement, if and as the case may be, of the Debtor, (ii) do not violate any order, decree or judgment, or any provision of any statute, rule or regulation, (iii) do not violate or conflict with, result in a breach of or constitute (with notice or lapse of time, or both) a default under any shareholder agreement, partnership agreement, stock preference agreement, mortgage, indenture, contract or other agreement to which the Debtor is a party, or by which any of Debtor's properties are bound, or (iv) except for the liens and mortgages granted to Secured Party hereunder, do not result in the creation or imposition of any lien, charge or encumbrance of any nature whatsoever upon any property or assets of the Debtor.

		(f)	Financial Statements. The financial information of the
Debtor, including, but not limited to, tax returns, balance sheets, statements of earnings, retained earnings, contributed capital and cash flow statements, heretofore submitted to Secured Party, is complete and correct and fairly presents the financial condition of the Debtor as of the dates of said information and the results of its operations and its cash flows for the periods referred to therein in accordance with generally accepted accounting principles, consistently applied. Since the submission of said information to Secured Party, there has been no material adverse change in the financial condition or business of the Debtor.

		(g)	Taxes. With respect to all taxable periods of the Debtor,
the Debtor has filed all tax returns which are required to be filed and all federal, state, municipal, franchise and other taxes shown on such filed returns have been paid as due or have been reserved against, if not yet due, as required by generally accepted accounting principles, consistently applied, and the Debtor knows of no unpaid assessments against Debtor.

		(h)	Compliance. The Debtor is not in default with respect to or
in violation of any order, writ, injunction or decree of any court or of any federal, state, municipal or other governmental department, commission, board, bureau, agency, authority or official, or in violation of any law, statute, rule or regulation to which Debtor or Debtor's properties is or are subject, where such default or violation would materially and adversely affect the financial condition of the Debtor. The Debtor represents that
Debtor has not received notice of any such default or violation from any party. The Debtor is not in default in the payment or performance of any of
Debtor's obligations to any third parties or in the performance of any mortgage, indenture, lease, contract or other agreement to which Debtor is a party or by which any of Debtor's assets or properties are bound, where such default would materially and adversely affect the financial condition of the
Debtor.

		(i)	Office. The chief executive office and principal place of
business of the Debtor, and the office where Debtor's books and records concerning Collateral are kept, is set forth in the first paragraph of this Agreement.

		(j)	Places of Business. The Debtor has no other places of
business and locates no Collateral, specifically including books and records, at any location other than at Debtor's place of business set forth in the first paragraph of this Agreement.

		(k)	Contingent Liabilities. The Debtor is not a party to any
suretyship, guarantyship, or other similar type agreement; nor has Debtor offered its endorsement to any individual, concern, corporation or other entity or acted or failed to act in any manner which would in any way create a contingent liability (except for endorsement of negotiable instruments in the ordinary course of business).

		(l)	Licenses. The Debtor has all licenses, permits and other
permissions required by any government, agency or subdivision thereof, or from any licensing entity necessary for the conduct of Debtor's business, all of which the Debtor represents to be in good standing and in full force and effect.

		(m)	Collateral. The Debtor is and shall continue to be the sole
owner of the Collateral free and clear of all liens, encumbrances, security interests and claims except the liens granted to Secured Party hereunder, and except for a subordinate lien on the Collateral in favor of Chittenden Trust
Company d/b/a Chittenden Bank to secure a loan in the original principal amount of $5,000,000; the Debtor is fully authorized to sell, transfer, pledge and/or grant a security interest in each and every item of the
Collateral to Secured Party; all documents and agreements related to the
Collateral shall be true and correct and in all respects what they purport to be; all signatures and endorsements that appear thereon shall be genuine and all signatories and endorsers shall have full capacity to contract; none of the transactions underlying or giving rise to the Collateral shall violate any applicable state or federal laws or regulations; all documents relating to the Collateral shall be legally sufficient under such laws or regulations and shall be legally enforceable in accordance with their terms; and the
Debtor agrees to defend the Collateral against the claims of all persons other than Secured Party.

		(n)	Environmental, Health, Safety Laws. Debtor has not received
any notice, order, petition or similar document in connection with or arising out of any violation of any environmental, health or safety law, regulation, rule or order, and Debtor knows of no basis for any claim of such violation or of any threat thereof.

? 	Affirmative Covenants of the Debtor. The Debtor covenants and agrees that from the date hereof until full and final payment and performance of all Obligations, the Debtor shall:

		(a)	Financial Information. Deliver to Secured Party, promptly
upon Secured Party's request, such documentation and information about the Debtor's financial condition, business and/or operations as Secured Party may, at any time and from time to time, request, including without limitation, business and/or personal financial statements, copies of federal and state income tax returns and all schedules thereto, and a listing of Debtor's Equipment, all of which shall be in form, scope and content satisfactory to Secured Party, in its sole discretion.

		(b)	Insurance and Endorsement. (i) Keep the Collateral and
Debtor's other properties insured against loss or damage by fire and other hazards (so-called "All Risk" coverage) in amounts and with companies satisfactory to Secured Party to the same extent and covering such risks as is customary in the same or a similar business; maintain public liability coverage, including without limitation, products liability coverage, against claims for personal injuries or death; and maintain all worker's compensation, employment or similar insurance as may be required by applicable law; (ii) All insurance shall contain such terms, be in such form, and be for such periods satisfactory to Secured Party, and be written by such carriers duly licensed by the State of Vermont and satisfactory to Secured Party. Without limiting the generality of the foregoing, such insurance must provide that it may not be cancelled without thirty (30) days prior written notice to Secured Party. The Debtor shall cause Secured Party to be endorsed as a loss payee with a long form Lender's Loss Payable Clause, in form and substance acceptable to Secured Party on all such insurance. In the event of a failure to provide and maintain insurance as herein provided, Secured Party may, at its option, provide such insurance and charge the amount thereof to the Debtor. The Debtor shall furnish to Secured Party certificates or other satisfactory evidence of compliance with the foregoing insurance provisions. The Debtor hereby irrevocably appoints Secured Party as its attorney-in-fact, coupled with an interest, to make proofs of loss and claims for insurance, and to receive payments of the insurance and execute all documents, checks and drafts in connection with payment of the insurance. Any Proceeds received by Secured Party shall be applied to the Obligations in such order and manner as Secured Party shall determine in its sole discretion, or shall be remitted to the Debtor, in either event at Secured Party's sole discretion.

		(c)	Tax and Other Liens. Comply with all statutes and
government regulations and pay all taxes (including withholdings), assessments, governmental charges or levies, or claims for labor, supplies, rent and other obligations made against it or its property which, if unpaid, might become a lien or charge against the Debtor or its properties.

		(d)	Place of Business. Maintain its place of business and chief
executive offices at the address set forth in the first paragraph of this
Agreement.

		(e)	Inspections. At any time upon reasonable notice to the
Debtor, allow Secured Party by or through any of their officers, attorneys, and/or accountants designated by Secured Party, for the purpose of ascertaining whether or not each and every provision hereof and of any related agreement, instrument and document is being performed, to enter the offices and plants of the Debtor to examine or inspect any of the properties, books and records or extracts therefrom, to make copies of such books and records or extracts therefrom, and to discuss the affairs, finances and accounts thereof with the Debtor all at such reasonable times and as often as Secured Party or any such representative of Secured Party may reasonably request.

		(f)	Litigation. Promptly advise Secured Party of the
commencement or threat of litigation, including arbitration proceedings and any proceedings before any governmental agency (collectively, "Litigation"), which is instituted against the Debtor.

		(g)	Maintenance of Existence. Maintain its corporate existence
and comply with all valid and applicable statutes, rules and regulations, and maintain its properties in good repair, working order and operating condition. The Debtor shall immediately notify Secured Party of any event causing material loss in the value of its assets.

		(h)	Collateral Duties. Do whatever Secured Party may request
from time to time by way of obtaining, executing, delivering and filing financing statements, assignments, landlord's or mortgagee's waivers, and other notices and amendments and renewals thereof, and the Debtor will take any and all steps and observe such formalities as Secured Party may request in order to create and maintain a valid and enforceable first lien upon, pledge of, and first priority security interest in, any and all of the Collateral. Secured Party is authorized to file financing statements without the signature of the Debtor and to execute and file such financing statements on behalf of the Debtor as specified by the UCC to perfect or maintain
Secured Party's security interest in all of the Collateral. All charges, expenses and fees Secured Party may incur in filing any of the foregoing, together with reasonable costs and expenses of any lien search required by Secured Party, and any taxes relating thereto, shall be charged to the Debtor and added to the Obligations.

		(i)	Notice of Default. Provide to Secured Party, within one
business day after becoming aware of the occurrence or existence of an Event of Default or a condition which would constitute an Event of Default but for the giving of notice or passage of time on both, notice in writing of such Event of Default or condition.

? 	Negative Covenants of the Debtor. The Debtor covenants and
agrees that from the date hereof until full and final payment and performance of all Obligations, the Debtor shall not without the prior written consent of Secured Party:

		(a)	Encumbrances. Incur or permit to exist any lien, mortgage,
charge or other encumbrance against any of the Collateral, whether now owned or hereafter acquired, except: (i) liens required or expressly permitted by this Agreement; (ii) pledges or deposits in connection with or to secure worker's compensation, unemployment or liability insurance; and (iii) tax liens which are being contested in good faith with the prior written consent of Secured Party and against which, if requested by Secured Party as a condition to its consent, the Debtor shall set up a cash reserve or post a surety bond in an amount equal to the total amount of the lien being contested.

		(b)	Consolidation or Merger. Merge into or consolidate with or
into any corporation.

		(c)	Sale and Lease of Assets. Sell, lease or otherwise dispose
of any of its assets, except for sales of inventory in the ordinary course of business.

		(d)	Name Changes. Change its corporate name or conduct its
business under any trade name or style other than as set forth in this Agreement.

		(e)	Maintenance of Collateral. Permit to incur or suffer any
loss, theft, substantial damage or destruction of any of the Collateral which is not immediately replaced with Collateral of equal or greater value, or which is not fully covered by insurance, the proceeds of which shall have been endorsed over to Secured Party in accordance with Section 5(b) hereof.

		(f)	Further Covenants. The Debtor hereby makes such further
covenants, if any, as may be set forth on a Schedule 6(f) attached hereto and made a part hereof.

? 	Rights of Secured Party. Upon the occurrence of any Event of
Default, Secured Party shall have the right to declare all of the Obligations to be immediately due and payable and shall then have the rights and remedies of a secured party under the Uniform Commercial Code or under any other applicable law, including, without limitation, the right to take possession of the Collateral, and in addition thereto, the right to enter upon any premises on which the Collateral or any part thereof may be situated and remove the same therefrom and the right to occupy the Debtor's premises for the purposes of liquidating Collateral, including without limitation, conducting an auction thereon. Secured Party may require the Debtor to make the Collateral (to the extent the same is moveable) available to Secured Party at a place to be designated by Secured Party. Unless the Collateral is perishable or threatens to decline speedily in value or is of a type customarily sold on a recognized market, Secured Party will give the Debtor at least ten (10) days' prior written notice at the address of the Debtor set forth above (or at such other address or addresses as the Debtor shall specify in writing to Secured Party) of the time and place of any public sale thereof or of the time after which any private sale or any other intended disposition thereof is to be made. Any such notice shall be deemed to meet any requirement hereunder or under any applicable law (including the Uniform Commercial Code) that reasonable notification be given of the time and place of such sale or other disposition. After deducting all costs and expenses of collection, storage, custody, sale or other disposition and delivery (including reasonable attorneys' fees) and all other reasonable charges against the Collateral, the residue of the Proceeds of any such sale or disposition shall be applied to the payment of the Obligations in such order to priority as Secured Party shall determine and any surplus shall be returned to the Debtor or to any person or party lawfully entitled thereto. In the event the Proceeds of any sale, lease or other disposition of the Collateral hereunder are insufficient to pay all of the Obligations in full, the Debtor will be liable for the deficiency, together with interest thereon, at the maximum rate allowable by law, and the costs and expenses of collection of such deficiency, including (to the extent permitted by law) without limitation, attorneys' fees, expenses and disbursements.

	8.	Right of Secured Party to Use and Operate Collateral, Etc. Upon the
occurrence of any Event of Default, Secured Party shall have the right and power to take possession of all or any part of the Collateral, and to exclude the Debtor and all persons claiming under the Debtor wholly or partly therefrom, and thereafter to hold, store, and/or use, operate, manage and control the same. Upon any such taking of possession, Secured Party may, from time to time, at the expense of the Debtor, make all such repairs, replacements, alterations, additions and improvements to the Collateral as
Secured Party may deem proper. In any such case Secured Party shall have the right to manage and control the Collateral and to carry on the business and to exercise all rights and powers of the Debtor in respect thereto as Secured
Party shall reasonably deem best, including the right to enter into any and all such agreements with respect to the operation of the Collateral or any part thereof as Secured Party may see fit; and Secured Party shall be entitled to collect and receive all issues, profits, fees, revenues and other income of the same and every part thereof. Such issues, profits, fees, revenues and other income shall be applied to pay the expenses of holding and operating the
Collateral and of conducting the business thereof, and of all maintenance, repairs, replacements, alterations, additions and improvements, and to make all payments which Secured Party may be required or may elect to make, if any, for taxes, assessments, insurance and other charges upon the Collateral or any part thereof, and all other payments which Secured Party may be required or authorized to make under any provision of this Agreement (including legal costs and attorneys' fees). The remainder of such issues, profits, fees, revenues and other income shall be applied to the payment of the Obligations in such order of priority as Secured Party shall determine. Without limiting the generality of the foregoing, Secured Party shall have the right to apply for and have a receiver appointed by a court of competent jurisdiction in any action taken by
Secured Party to enforce its rights and remedies hereunder in order to manage, protect and preserve the Collateral and continue the operation of the business of the Debtor and to collect all revenues and profits thereof and apply the same to the payment of all expenses and other charges of such receivership including the compensation of the receiver and to the payment of the
Obligations as aforesaid until a sale or other disposition of such Collateral shall be finally made and consummated.

	9.	Events of Default. The Debtor shall be in default under this
Agreement upon the happening of any of the following events or conditions (herein individually called an "Event of Default" and collectively called "Events of Default");

		(a)	Failure of Debtor to pay or perform any of Debtor's
liabilities or obligations to Secured Party (whether under the Financing Agreements or otherwise and whether now existing or hereafter incurred), including without limitation, any installment of principal and/or interest or any other sum due under the Notes, when due to be paid or performed; or

		(b)	Failure of Debtor to observe, perform or comply with any
covenant, agreement or duty contained in the Financing Agreements, after receipt of notice thereof from the Secured Party and the expiration of a ten
(10) day period to cure such failure; or

		(c)	If Debtor shall be in default under any security agreement
or other agreement governing, securing or relating to the Financing
Agreements after receipt of notice thereof from the Secured Party and the expiration of a ten (10) day period to cure such default; or

		(d)	If any representation or warranty made by the Debtor,
including without limitation, any representation or warranty contained herein, or any statement, certificate or other data furnished by it in connection herewith, proves at any time to be incorrect or untrue in any material respect; or

		(e)	Institution of or consent to proceedings, or the taking of
any action in furtherance of, or the entry of any order or decree of a court of competent jurisdiction with respect to any of the following:

			(i)	Bankruptcy, insolvency or reorganization, readjustment,
arrangement, composition or similar relief as to Debtor under federal or state bankruptcy or insolvency statutes or related laws,

			(ii)	Appointment of a receiver, liquidator, trustee or
assignee in bankruptcy or insolvency as to Debtor or a substantial part of their respective properties, or

			(iii)	Assignment of the Debtor for the benefit of creditors,
the winding up or liquidation of the affairs of the Debtor, or the admission of
Debtor in writing of its inability to pay its debts; or

		(f)	The dissolution, liquidation, insolvency (the term
"insolvency" shall mean either a negative tangible net worth or an inability to pay its debts as they mature), termination of legal existence of Debtor, or a change in control of the Debtor; or

		(g)	The service of any process upon the Secured Party seeking
to attach by mesne or trustee process any funds of Debtor which are on deposit with the Secured Party, which attachment results in a judgment against the Debtor unsatisfied pursuant to the terms thereof or not otherwise appealed; or

		(h)	The failure by Debtor to pay or perform any indebtedness or
obligation owed to any third party, or if any such other indebtedness or obligation shall be accelerated after the expiration of any applicable notice and cure period; or

		(i)	If there shall be any violation of those covenants made by
the Debtor in the Loan Agreement executed by and between the Secured Party and the Debtor of even date herewith.

	10.	Waivers, Etc. The Debtor hereby waives presentment, demand,
notice, protest and all other demands and notices in connection with this Agreement or the enforcement of Secured Party's rights hereunder or in connection with any Obligations or any Collateral; consents to and waives notice of: (a) the granting of renewals, extensions of time for payment or other indulgences to the Debtor or to any account debtor in respect of any account receivable of the Debtor; (b) substitution, release or surrender of any Collateral; (c) the addition or release of persons primarily or secondarily liable on any of the Obligations or on any account receivable or other Collateral; and (d) the acceptance of partial payments on any Obligations or on any account receivable or other Collateral and/or the settlement or compromise thereof. No delay or omission on the part of Secured Party in exercising any right hereunder shall operate as a waiver of such right or of any other right hereunder. Any waiver of any such right on any one occasion shall not be construed as a bar to or waiver of any such right on any such future occasion. THE DEBTOR FURTHER WAIVES ANY RIGHT IT MAY HAVE UNDER THE LAWS OF THE STATE OF VERMONT (OR UNDER THE LAWS OF ANY OTHER STATE IN WHICH ANY OF THE COLLATERAL MAY BE LOCATED), OR UNDER THE CONSTITUTION OF THE UNITED STATES OF AMERICA, TO NOTICE OR TO A JUDICIAL HEARING PRIOR TO THE EXERCISE OF ANY RIGHT OR REMEDY PROVIDED BY THIS AGREEMENT TO SECURED PARTY AND WAIVES ITS RIGHTS, IF ANY, TO SET ASIDE OR INVALIDATE ANY SALE DULY CONSUMMATED IN ACCORDANCE WITH THE FOREGOING PROVISIONS HEREOF ON THE GROUNDS (IF SUCH BE THE CASE) THAT THE SALE WAS CONSUMMATED WITHOUT A PRIOR JUDICIAL HEARING. THE DEBTOR'S WAIVERS UNDER THIS SECTION HAVE BEEN MADE VOLUNTARILY, INTELLIGENTLY, KNOWINGLY, WITHOUT DURESS AND ONLY AFTER EXTENSIVE CONSIDERATION OF THE RAMIFICATIONS THEREOF.

	11.	Termination; Assignment, Etc. This Agreement and the security interest in the Collateral created hereby shall terminate when all of the Obligations have been paid and finally discharged in full. No waiver by Secured Party or by any other holder of the Obligations of any default shall be effective unless in writing signed by Secured Party nor shall any waiver granted on any one occasion operate as a waiver of any other default or of the same default on a future occasion. In the event of a sale or assignment by Secured Party of all or any of the Obligations held by Secured Party, Secured Party may assign or transfer its respective rights and interests under this Agreement in whole or in part to the purchaser or purchasers of such Obligations, whereupon such purchaser or purchasers shall become vested with all of the powers and rights hereunder, and Secured Party shall thereafter be forever released and fully discharged from any liability or responsibility hereunder with respect to the rights and interests so assigned except that Secured Party shall be liable for damages suffered by the Debtor as a result of actions taken by Secured Party in bad faith or with wilful misconduct.

	12.	Notices. Except as otherwise provided herein, notice to the
Debtor or to Secured Party shall be deemed to have been sufficiently given or served for all purposes hereof if mailed by certified or registered mail, return receipt requested, as follows:

		(a)	if to Debtor:

		Lucille Farms of Vermont, Inc.
		Swanton Industrial Park
		Jonergin Drive
		P.O. Box 125
		Swanton, VT 05488
		Attention:  Gennaro Falivene, President

		(b)	if to Secured Party:

		First International Bank, N.A.
		280 Trumbull Street
		Hartford, Connecticut 06103
		Attention: Documentation Department

	13.	Jury Waiver. THE DEBTOR HEREBY WAIVES TRIAL BY JURY IN ANY COURT
IN ANY SUIT, ACTION OR PROCEEDING ON ANY MATTER ARISING IN CONNECTION WITH OR
IN ANY WAY RELATED TO THE FINANCING TRANSACTIONS OF WHICH THIS AGREEMENT IS A PART AND/OR THE ENFORCEMENT OF ANY OF SECURED PARTY'S RIGHTS AND REMEDIES, INCLUDING WITHOUT LIMITATION, TORT CLAIMS. THE DEBTOR ACKNOWLEDGES THAT
DEBTOR MAKES THIS WAIVER VOLUNTARILY, INTELLIGENTLY, KNOWINGLY, WITHOUT
DURESS AND ONLY AFTER EXTENSIVE CONSIDERATION OF THE RAMIFICATIONS THEREOF.

	14.	Miscellaneous. This Agreement shall inure to the benefit of and be binding upon Secured Party and the Debtor and their respective successors and assigns. In case any provision in this Agreement shall be invalid, illegal or unenforceable, the validity, legality, and enforceability of the remaining provisions shall not in any way be affected or impaired thereby.
This Agreement may be executed in any number of counterparts and by the different parties hereto on separate counterparts, each of which shall be an original, but all of which together shall constitute one instrument.

	15.	Governing Law. This Agreement shall be governed by the laws of the State of Vermont (but not its conflicts of law provisions) and may not be amended except in writing.

	IN WITNESS WHEREOF, the parties have executed this Agreement as a sealed instrument as of the date first above written.


WITNESSES:


		LUCILLE FARMS OF VERMONT, INC.


		By/S/Gennaro Falivene
			Name:  Gennaro Falivene
			Title:  President
		     Duly authorized


		FIRST INTERNATIONAL BANK, N.A.


		By/S/ Robert Pettinicchi
			Name: Robert Pettinicchi
			Title: Vice President
			Duly authorized


STATE OF CONNECTICUT	)
	)	ss. Hartford
COUNTY OF HARTFORD	)

	Before me, the undersigned, this 8th day of February, 1999, personally appeared Gennaro Falivene, known to me to be the President of Lucille Farms of Vermont, Inc., and that he as such officer, signer and sealer of the foregoing instrument, acknowledged the execution of the same to be his free act and deed individually and as such officer, and the free act and deed of said corporation.


	In Witness Whereof, I hereunto set my hand.





	Notary Public
	My Commission Expires:


STATE OF CONNECTICUT	)
	)	ss. Hartford
COUNTY OF HARTFORD	)

	Before me, the undersigned, this 8th day of February, 1999, personally appeared Robert Pettinicchi, known to me to be the Vice President of First International Bank, N.A., and that he as such officer, signer and sealer of the foregoing instrument, acknowledged the execution of the same to be his free act and deed individually and as such officer, and the free act and deed of said corporation.

	In Witness Whereof, I hereunto set my hand.





	Notary Public
	My Commission Expires:

	Schedule 6(f)

	Financial Covenants

	See Financing Agreements.

	Exhibit A
	(Collateral Description)

Debtor:		Secured Party:

Lucille Farms of Vermont, Inc.		First International Bank, N.A.
Swanton Industrial Park		280 Trumbull Street
Jonergin Drive		Hartford, CT 06103
P.O. Box 125
Swanton, VT 05488


	(a)	all equipment, as that term is defined in Article 9 of the Uniform
Commercial Code as in effect from time-to-time in the State of Vermont (the "UCC"), and, in any event, shall include, without limitation, all machinery, tools, dies, equipment, furnishings, fixtures, leasehold improvements, vehicles (other than motor vehicles) and computers and other electronic data processing and other office equipment, now owned or hereafter acquired, including, but not limited to, the items of equipment, if any, listed on Exhibit B attached hereto and made a part hereof, any and all additions, substitutions and replacements of any of the foregoing, wherever located, together with all attachments, components, parts, equipment and accessories installed thereon or affixed thereto, and all contracts, contract rights and chattel paper arising out of any lease of any of the foregoing;

	(b)	all proceeds, as that term is defined in Article 9 of the UCC, now owned or hereafter acquired, and, in any event, shall include (a) any and all accounts, chattel paper, instruments, cash and other proceeds payable to the Debtor from time-to-time in respect of any of the foregoing collateral security, (b) any and all proceeds of any insurance, indemnity, warranty or guaranty payable to the Debtor from time-to-time with respect to any of the collateral security, (c) any and all payments (in any form whatsoever) made or due and payable to the Debtor from time-to-time in connection with any requisition, confiscation, condemnation, seizure or forfeiture of all or any part of the collateral security by any governmental body, authority, bureau or agency (or any person acting under color of governmental authority), and (d) any and all other amounts from time-to-time paid or payable under or in connection with any of the collateral security;

	(c)	all other collateral in which the Debtor may hereafter grant to the
Secured Party a security interest; and

	(d)	all renewals, substitutions, replacements, additions, and
accessions of any and all of the foregoing.

	Exhibit B
	(Specific Equipment Description)



COMMERCIAL MORTGAGE AND
SECURITY AGREEMENT


THIS MORTGAGE, made this 8th day of February, 1999, by and between LUCILLE FARMS OF VERMONT, INC., a Vermont corporation having a principal place of business at Swanton Industrial Park, Jonergin Drive, Swanton, Vermont 05488 (hereinafter referred to as "Mortgagor") and FIRST INTERNATIONAL BANK, N.A., a corporation organized and existing under and by virtue of the laws of the United States of America, with its office at 280 Trumbull Street, Hartford, Connecticut 06103 (hereinafter referred to as "Mortgagee").

W I T N E S S E T H:


That the Mortgagor, for and in consideration of the sum of FOUR MILLION
NINE HUNDRED FIFTY THOUSAND AND 00/100 ($4,950,000.00) DOLLARS, the receipt whereof is hereby acknowledged, does hereby give, grant, bargain, sell, assign and confirm unto the Mortgagee,, its successors and assigns, the lands, premises and property known as Jonergin Drive, Swanton, Vermont, with the improvements thereon, being more particularly described in Schedule A attached hereto and made a part hereof, hereinafter defined as the "Premises" and/or "Property", with Mortgage Covenants.

Said Premises are subject to the encumbrances more particularly set forth in said Schedule A.

TOGETHER WITH all right, title and interest of Mortgagor including any after-acquired title or reversion, in and to the beds of the way, streets, avenues, and alleys adjoining the said Premises; and

TOGETHER WITH all and singular the tenements, hereditaments, easements, appurtenances, passages, waters, water courses, riparian rights, other rights, liberties and privileges thereof in or in any way now or hereafter appertaining, including any other claim at law or in equity as well as any after-acquired title, franchise or license and the reversion and reversions and remainder and remainders thereof, and

TOGETHER WITH all rents, issues, proceeds and profits accruing and to accrue from said Premises, and

TOGETHER WITH all buildings and improvements of every kind and description now or hereafter erected or placed thereon, and all fixtures and articles of personal property now or hereafter owned by Mortgagor and attached to or contained in and used in connection with said Premises, including but not limited to all apparatus, machinery, motors, elevators, fittings, radiators, gas ranges, ice boxes, mechanical refrigerators, awnings, shades, screens, office equipment and other furnishings, and all plumbing, heating, lighting, cooking, laundry, ventilating, refrigeration, incinerating, air-conditioning and sprinkler equipment and fixtures and appurtenances thereto; and all renewals or replacements thereof or articles in substitution therefor, whether or not the same are or shall be attached to said building or buildings in any manner; it being mutually agreed that all the aforesaid property owned by said Mortgagor and placed by it on said Premises shall, so far as permitted by law, be deemed to be affixed to the realty and covered by this Mortgage; and

TOGETHER WITH all awards and other compensation heretofore or hereafter to be made to the present and all subsequent owners of the mortgaged Premises for any taking by eminent domain, either permanent or temporary, of all or any part of the said Premises or any easement to appurtenance thereof, including severance and consequential damages and change in grade of streets, which said awards and compensation are hereby assigned to Mortgagee, and Mortgagor hereby appoints Mortgagee its Attorney-in-fact, coupled with an interest, and authorize, direct and empower such Attorney, at the option of the Attorney, on behalf of Mortgagor or the heirs, personal representatives, successors or assigns of Mortgagor to adjust or compromise the claim for any such award and to collect and receive the proceeds thereof, to give proper receipts and acquittances therefor and after deducting expenses of collection, to apply the net proceeds as a credit upon any portion of the indebtedness secured hereby, as selected by Mortgagee.

TO HAVE AND TO HOLD the same unto the Mortgagee and its successors and assigns forever, to its and their proper use and behoof.

AND THE MORTGAGOR COVENANTS AND WARRANTS that at and until the ensealing of these presents, they are lawfully seized of the Premises as a good indefeasible estate in fee simple; and have good and legal right, power and authority to so convey the same and that Mortgagor and its successors in interest will forever WARRANT AND DEFEND the title of said property and the lien and priority of this Mortgage against the claims and demands of all persons whomsoever except as above mentioned, and that Mortgagor will execute, acknowledge and deliver all and every such further assurance unto the Mortgagee of the title to all and singular the Premises hereby conveyed and intended so to be, or which Mortgagor may be or shall become hereinafter bound so to do.

THE CONDITION OF THIS DEED IS SUCH THAT, Mortgagor is indebted to the Mortgagee in the principal sum of FOUR MILLION NINE HUNDRED FIFTY THOUSAND AND 00/100 DOLLARS ($4,950,000.00), as evidenced by two Commercial Term Promissory Notes of even date herewith, in the amounts of THREE MILLION NINE HUNDRED SIXTY THOUSAND AND 00/100 ($3,960,000.00) and NINE HUNDRED NINETY THOUSAND AND 00/100 ($990,000.00) (the "Notes").

AND IN ORDER MORE FULLY TO PROTECT THE SECURITY OF THIS MORTGAGE,
MORTGAGOR COVENANTS AND AGREES AS FOLLOWS:

1.	To pay promptly the principal of and interest on the indebtedness evidenced by the said Notes at the times and in the manner herein and in said Notes provided.

2.	To keep the mortgaged Premises free from voluntary or statutory liens of every kind; to pay, before delinquent and before any penalty for non-payment attaches thereto, all taxes, assessments, water rates, sewer rentals and other governmental charges of every nature and to whomever assessed upon the mortgaged Premises or any part thereof, or upon the rents, issues, income or profits thereof, whether any or all of said taxes, assessments, water rates, sewer rentals or charges be levied directly or indirectly or as excise taxes or income taxes; to deliver to Mortgagee, at least ten (10) days before delinquent, receipted bills evidencing payment therefor; to pay in full, under protest in the manner provided by statutes, any tax, assessment or charge aforesaid which Mortgagor may desire to contest. In the event of the passage, after the date of this Mortgage, of any law of the State of Vermont, deducting from the value of land for the purpose of taxation, any lien thereon or changing in any way the laws for the taxation of mortgages or debts secured by Mortgage for state or local purposes, or the manner of the collection of any such taxes, so as to affect this Mortgage, or the interest of Mortgagee therein, or upon the rendition of any Court of competent jurisdiction of a decision that any undertaking by Mortgagor as in this paragraph or elsewhere in this Mortgage provided, is legally inoperative, then Mortgagee shall have the right, at its option, to give thirty (30) days' written notice to the Mortgagor requiring the payment of the Mortgage debt and thereupon said debt shall become due and payable and collectible at the expiration of said thirty (30) days, provided, however, said option and right shall be unavailing and the Notes and Mortgage shall remain in effect as though said law had not been enacted, if notwithstanding, under such law Mortgagor lawfully may pay any such tax or taxes to or for the Mortgagee and does in fact pay same when payable.

3.	To keep the improvements now existing or hereafter erected on the mortgaged Premises insured, as may be reasonably required from time to time by the Mortgagee, against loss or damage by, and loss of rentals coverage, or abatement of rental income resulting from fire, windstorm or other hazards, casualties and contingencies and special extended coverage (including but not limited to War Risk Insurance, if available) in such amounts and for such periods as may be reasonably required by the Mortgagee, and will pay promptly, when due, any premiums on such insurance. All insurance shall be carried in companies approved by the Mortgagee and the policies and renewals, with evidence of payment of premiums as they become due, shall be delivered to the Mortgagee at least ten (10) days before the expiration of the old policies and shall have attached thereto a standard non-contributing mortgagee clause (in favor of and entitling the Mortgagee to collect any and all of the proceeds payable under all such insurance), as well as a standard waiver of subrogation endorsement, all to be in form acceptable to the Mortgagee. In the event of loss, Mortgagor will give immediate notice by mail to the Mortgagee. In case of loss and payment by any insurance company, the insurance proceeds received, after deducting all costs of collection, including reasonable attorney's fees, may be applied by the Mortgagee, at its option, as follows: (1) As a credit upon the indebtedness secured hereby, or
(2) To restoring the improvements in which event the Mortgagee shall not be obligated to see to the proper application thereof nor shall the amount so released or used be deemed a payment on any indebtedness secured hereby, or
(3) To deliver same to the owner of said property. In determining the application of the insurance proceeds, the Mortgagee agrees to act in a commercially reasonable manner and, absent an event of default, agrees that it shall allow the Mortgagor's use of the proceeds for the restoration of the improvements on the Premises where commercially reasonable and necessary to the continued operation of the Mortgagor's business thereon. The application of such proceeds as a credit against the indebtedness will not result in the imposition of a pre-payment penalty. In the event of foreclosure of this mortgage, or other transfer of title to the property covered hereby in extinguishment of the indebtedness secured hereby, all right, title and interest of the Mortgagor, in and to any insurance policies then in force, shall pass to the purchaser or grantee. The Mortgagor shall also carry and maintain such liability and indemnity insurance (including, but without limitation, water damage and the so-called assumed and contractual liability coverage) as may reasonably be required from time to time by the Mortgagee in forms, amounts and with companies satisfactory to the Mortgagee. Certificates of all such insurance, above specified, premiums paid as they become due, shall be deposited with the Mortgagee and shall contain provisions for ten
(10) days notice to the Mortgagee prior to any cancellation thereof. The Mortgagor agrees that upon failure to maintain the insurance as above stipulated, or to deliver said renewal polices as aforesaid, or to pay the premiums therefor, then Mortgagee may, at its option, procure such insurance and pay the premiums therefor and all sums so expended shall immediately be paid to the Mortgagee by the Mortgagor and unless so paid, shall be deemed part of the debt secured hereby and shall bear interest at the highest rate set forth in the Notes secured hereby, and thereupon the entire principal sum unpaid, including such sums as may have been paid for premiums of insurance as aforesaid, and any and all other sums which shall be payable hereunder shall become due and payable forthwith, at the option of the Mortgagee, anything herein contained to the contrary notwithstanding. In case the Mortgagee elects under this section to advance insurance premiums, the receipt of the insurance company in which such insurance is placed shall be, with respect to any such insurance premiums, conclusive evidence of the amount and fact of payment thereof. Mortgagor hereby agrees and consents to permit Mortgagee to negotiate with Mortgagor and any insurance company following a loss to ensure an equitable settlement. Mortgagor agrees that any sums which may become payable under such insurance shall name on the payment the Mortgagor and Mortgagee. Mortgagor confers upon Mortgagee the power to assign their interest in any and all policies to any endorsee of the Notes or to any subsequent owner of the Premises in the event of foreclosure of this Mortgage or other transfer of title to the Premises. The Mortgagor shall claim no cancellation or return of any policy or premium except from and after the redemption of this Mortgage by the Mortgagor.

4.	That no building or other improvement on the premises shall be erected, altered, removed or demolished nor shall any fixtures or appliances on, in, or about said buildings or improvements be severed, removed, sold or mortgaged, without the consent of Mortgagee. Mortgagor covenants and agrees that it: (i) shall not permit, commit or suffer any waste, impairment or deterioration of said Premises or any part thereof; (ii) shall keep and maintain said Premises and every part thereof with buildings, fixtures, machinery and appurtenances in thorough repair and condition; (iii) shall effect such repairs as Mortgagee may reasonably require and from time to time to make all needful and proper replacements so that said buildings, fixtures, machinery and appurtenances will, at all times, be in good condition, fit and proper for the respective purposes for which they were originally erected or installed; (iv) shall comply with all statutes, orders, requirements or decrees relating to said Premises by any Federal, State or Municipal authority; (v) shall observe and comply with all conditions and requirements necessary to preserve and extend any and all rights, licenses, permits (including but not limited to zoning variances, special exceptions and non-conforming uses), privileges, franchises and concessions which are applicable to the said Premises, or which have been granted to or contracted for or by Mortgagor in connection with any existing or presently contemplated use of the said Premises; (vi) shall not initiate, join in or consent to any change in any private restrictive covenant, or private restrictions limiting or defining the uses which may be made of the Premises or any part thereof, without after reasonable notice and prior written consent of the Mortgagee; and (vii) shall permit Mortgagee or its agents, at all reasonable times, to enter upon and inspect the mortgaged Premises.

5.	To keep and maintain the mortgaged Premises free from the liens of all persons supplying labor or materials which will enter into the construction, alteration or repair of any or all buildings or improvements now being erected or made on said Premises, notwithstanding who may have contracted for such labor or materials. Upon the failure of the Mortgagor to perform these covenants, or any part thereof, the principal and all interest shall, at the option of the Mortgagee, or any holder of the Notes secured by the Mortgage, become due and payable, anything contained herein to the contrary notwithstanding, Mortgagor shall have thirty (30) days to bond or discharge any mechanics liens.

6.	To save the Mortgagee harmless from all costs and expenses,
including reasonable attorneys' fees, and costs of a title search, continuation of abstract and preparation of survey, incurred by reason of any action, suit, proceeding, hearing, motion or application before any court or administrative body (excepting an action of foreclosure or to collect the debt secured hereby) in and to which Mortgagee may be or become a party by reason hereof, including but not limited to condemnation, bankruptcy and administration proceedings, as well as any other of the foregoing wherein proof of claim is by law required to be filed or in which it becomes necessary to defend or uphold the terms of and the lien created by this mortgage, and all money paid or expended by Mortgagee in that regard, together with interest thereon from date of such payment at the default rate set forth in said Notes shall be so much additional indebtedness secured hereby and shall be immediately and without notice due and payable to Mortgagee.

7.	That upon the condemnation of the Premises or improvements the entire unpaid balance of the Notes secured hereby shall, at the option of the Mortgagee at once become due and payable. Mortgagor will give Mortgagee immediate notice of the actual or threatened commencement of any such proceedings under eminent domain affecting all or any part of the said Premises or any easement therein or appurtenances thereof, including severance and consequential damage and change in grade of streets, and will deliver to Mortgagee copies of any and all papers served in connection with any such proceedings, Mortgagor further covenants and agrees to make, execute and deliver to Mortgagee, at any time or times upon request, free, clear and discharged of any encumbrances of any kind whatsoever, any and all further assignments and/or other instruments deemed necessary by Mortgagee for the purpose of validly and sufficiently assigning all awards and other compensation heretofore and hereafter to be made to Mortgagor (including the assignment of any award from the United States Government at any time after the allowance of the claim therefor, the ascertainment of the amount thereof and the issuance of the warrant for payment thereof) for any taking, either permanent or temporary, under any such proceeding. All awards may, at the option of the Mortgagee, be retained and applied by the Mortgagee toward payment of the monies secured by this mortgage, or be paid over wholly or in part to the Mortgagor for the purpose of altering, restoring or rebuilding any part of the Premises which may have been altered or damaged as a result of any such taking, alteration of grade, or other injury to the Premises or any other purpose or object satisfactory to the Mortgagee, but the Mortgagee shall not be obligated to see to the application of any amount paid over to the Mortgagor; and that if prior to the receipt by the Mortgagee of such award or payment the Premises shall have been sold on foreclosure of this mortgage, the Mortgagee shall have the right to receive said award or payment to the extent of any deficiency found to be due upon such sale, with legal interest thereon, whether or not a deficiency judgment on this Mortgage shall have been sought or recovered or denied, and to the extent of the reasonable counsel fees, costs and disbursements incurred by the Mortgagee in connection with the collection of such award or payment.

8.	That the Mortgagor within ten (10) days upon request by mail, will furnish a written statement duly acknowledged of the amount due upon this Mortgage and whether any offsets or defenses exist against the Mortgage debt.

9.	That upon default by Mortgagor in performance of any of the
terms, covenants or conditions herein or in said Notes contained, Mortgagee may, at its option and whether electing to declare the whole indebtedness due and payable or not, perform the same without waiver of any other remedy, and any amount paid or advanced by Mortgagee in connection therewith, and all other costs, charges or expenses, including reasonable attorneys' fees, incurred in the protection of said Premises, or in protecting or sustaining the lien of the Mortgage or in foreclosure or other legal proceedings for collection of the debt hereby secured or in any other litigation or controversy arising from or in connection with this Mortgage or the debt secured hereby, with interest thereon at the default rate set forth in said Notes or at the legal rate, whichever is higher, shall be repayable by the Mortgagor without demand, shall be a lien upon the Premises prior to any right, title to, interest in or claim thereon attaching or accruing subsequent to the lien of this Mortgage and shall be secured by this mortgage.

10.	That the Mortgagee, in making any payment herein and hereby
authorized, in the place and stead of the Mortgagor; relating to taxes, assessments, water rates, sewer rentals and other governmental or municipal charges, fines, impositions or liens asserted against the Premises may do so according to any bill, statement or estimate procured from the appropriate public office without inquiry into the accuracy of the bill, statement or estimate or into the validity of any tax, assessment, sale, forfeiture, tax lien or title or claim thereof, or relating to any apparent or threatened adverse title, lien, statement of lien, encumbrance, claim or charge shall be the sole judge of the legality or validity of same; or relating to the expense of repairs or replacement of any buildings, improvements, fixtures, merchandise or appurtenances upon the Premises shall be the sole judge of the state of repairs and the necessity for incurring the expense of any such repairs or replacement; or otherwise relating to any other purposes herein and hereby authorized, but not enumerated in this paragraph, may do so whenever, in its judgment and discretion, such advance or advances shall seem necessary or desirable to protect the full security intended to be created by this instrument, and provided further that in connection with any such advance, Mortgagee, at its option, may and is hereby authorized to obtain a continuation report of title prepared by a title insurance company, the cost and expenses of which shall be repayable by the Mortgagor without demand and shall be secured hereby.

11.	That the whole of the principal sum and interest shall become due at the option of the Mortgagee without notice to Mortgagor: (a) after the occurrence of any Event of Default under the Notes, including without limitation, default in the payment of any installment of principal and/or interest under the Notes as the same become due; or (b) after default in the payment of any tax, water, sewer or utility charges or assessment for fifteen
(15) days after written notice and demand; or (c) upon default in keeping in force the insurance required herein; or (d) after default for fifteen (15) days after written notice and demand, either in delivering the policies of insurance herein described or referred to or in reimbursing the Mortgagee for premiums paid on such insurance, as herein provided; or (e) after default for fifteen (15) days after written notice and demand in the payment of any installment which may then be due or delinquent on any assessment for local improvement for which an official bill has been issued by the appropriate authority and which may now or hereafter affect the Premises and may be or become payable in installments; or (f) upon the actual or threatened waste, removal or demolition of, or material alteration to any building or improvements on the Premises, except as permitted herein; or (g) upon assignment by the Mortgagor of the whole or any part of the loan proceeds, or rents, income or profits arising from the Premises, without the written consent of the Mortgagee; or (h) following default in the observance or performance of any other covenant or agreement of the Mortgagor hereunder, or the Notes, or in the case of any other instrument securing the debt or any portion thereof, including without limitation, that certain Loan Agreement executed of even date by and among Mortgagor, Mortgagee and Lucille Farms, Inc., upon a default thereunder, after the delivery of any notice and the expiration of any grace period provided for thereunder; (i) upon the election by the Mortgagee to accelerate the maturity of said principal sum pursuant to the provisions of this Mortgage, the Notes or of any other instrument which may be held by the Mortgagee as additional security for the Notes; or (j) institution of or consent to proceedings, or the taking of any action in furtherance of, or the entry of any order or decree of a court of competent jurisdiction with respect to any of the following: (i) bankruptcy, insolvency or reorganization, readjustment, arrangement, composition or similar relief as to Borrower or any guarantor of any obligation of the Borrower to Holder under federal or state bankruptcy or insolvency statutes or related laws,
(ii) appointment of a receiver, liquidator, trustee or assignee in bankruptcy or insolvency as to Borrower or any guarantor of any obligation of the Borrower to Holder or a substantial part of their respective properties, or
(iii) assignment of the Borrower for the benefit of creditors, or the winding up or liquidation of the affairs of the Borrower; or (k) if legal and/or equitable title to the Premises or any part thereof shall vest in anyone other than the Mortgagor without the prior written consent of the Mortgagee or if Mortgagor is deprived of possession thereof by process or operation of law; or (1) the breach of any warranty or the untruth of any representation of the Mortgagor in the loan documents in any material respect which is adverse to the Mortgagee; or (in) in the event any loan proceeds are used for a purpose that will contribute to excessive erosion of highly erodible land or to the conversion of wetlands to produce an agricultural commodity, as further explained in 7 CFR Part 1940, Subpart G, Exhibit M. Thereupon, or at any time during the existence of any such default, the Mortgagee may, at its option, proceed to foreclose this Mortgage, anything contained herein or in the Notes to the contrary notwithstanding, and any failure to exercise said option shall not constitute a waiver of the right to exercise the same at any other time.

12.	That upon a default in any of the terms, conditions, covenants or warranties of this Mortgage, Mortgagee shall be entitled to the immediate appointment of a receiver of the property herein described, without regard to the value of the Premises of the solvency of any person or persons liable for the payment of the Mortgage indebtedness and regardless of whether Mortgagee has an adequate remedy at law; and upon any such default, whether or not a receiver has been appointed, the Mortgagee may proceed to collect the rents and benefits of said property and apply the same against any sums secured by this mortgage. Until there is a default under this mortgage, the Mortgagor shall have the right to possession of the Premises, and collection of rents and benefits thereof.

13.	That upon a default in any of the terms, conditions, covenants or warranties of this Mortgage, Mortgagee shall be entitled to the immediate appointment of a receiver of the property herein described, without regard to the value of the Premises of the solvency of any person or persons liable for the payment of the Mortgage indebtedness and regardless of whether Mortgagee has an adequate remedy at law; and upon any such default, whether or not a receiver has been appointed, the Mortgagee may proceed to collect the rents and benefits of said property and apply the same against any sums secured by this mortgage. Until there is a default under this mortgage, the Mortgagor shall have the right to possession of the Premises, and collection of rents and benefits thereof.

14.	That in case of foreclosure of this Mortgage in any court of law or equity, whether or not any order or decrees shall have been entered therein, and to the extent permitted by law, a reasonable sum as aforesaid shall be allowed for attorneys' fees of the Mortgagee in such proceeding, for stenographers' fees and for all monies expended for documentary evidence and the cost of a complete abstract of title and title report for the purpose of such foreclosure, such sums to be secured by the lien hereunder. To the extent permitted by law, there shall be included in any judgment or decree foreclosing this Mortgage and to be paid out of said rents or the proceeds of any sale made in pursuance of any such judgment or decree: (1) all costs and expenses of such suit or suits, including advertising, sale and conveyance, attorneys', solicitors and stenographers' fees, outlays for documentary evidence and the cost of any abstract, environmental site assessment, title examination, and title report; (2) all monies advanced by Mortgagee, if any, for any purpose authorized in this mortgage, with default interest as herein provided; (3) all the accrued interest remaining unpaid on the indebtedness hereby secured; (4) all the said principal money remaining unpaid. The surplus of the proceeds, if any, shall be paid to the said Mortgagor on reasonable request, or as the court may direct.

15.	Except as herein provided, that the Mortgagee shall not be
compelled to release, or be prevented from foreclosing or enforcing this Mortgage upon all or any part of the Premises, unless the entire debt, and all items hereby and thereby secured shall be paid in lawful money as aforesaid; and shall not be required to accept any part or parts of the said Premises, as distinguished from the entire whole thereof, as payment of or upon the said debt to the extent of the value of such part of parts; and shall not be compelled to accept or allow any apportionment of the said debt to or among any separate parts of the said Premises. In the case of a foreclosure by sale, the Premises may, at Mortgagee's election, be sold in one or more parcels.

16.	That the failure of the Mortgagee to exercise the option for acceleration of maturity and/or foreclosure following acceptance by Mortgagee of partial payments hereunder shall not constitute a waiver of any such default, but such option shall remain continuously in force. Acceleration of maturity, once claimed hereunder by Mortgagee, may, at the option of Mortgagee, be rescinded by written acknowledgement to that effect by the Mortgagee, but the tender and acceptance of partial payments alone shall not in any way affect or rescind such acceleration of maturity.

17.	That all right, title and interest of the Mortgagor in and to all leases affecting the Premises together with any and all further leases upon all or any part of the Premises and together with all of the rents, income, receipts, revenues, issues and profits from or due or arising out of the said Premises are hereby collaterally transferred and assigned to the Mortgagee. In the event of default by Mortgagor in any of the payments stipulated in the Notes or in case of default in any of the covenants and agreements set forth in the Notes or this Mortgage, the loan documents, or Commitment Letter, the Mortgagee is hereby authorized and empowered, by its servants, agents or attorneys, to take possession of and enter upon the Premises and to collect and receive the rents and income therefrom, and to apply so much of said rents and income as may be required in the necessary expenses of running said Premises, including attorneys' fees, management agents' fees, and if the Mortgagee manages the Premises with its own employees, an amount equal to the customary management agents' fees charges for similar property in the area where the Premises are located, and to apply the balance of said rents and income to the payment of the amounts due upon said Notes or in payment of taxes assessed against the Premises or both.

Mortgagor Covenants and Agrees:

(a)	That Mortgagor will promptly and fully keep, perform and comply with all of the terms, provisions, covenants, conditions and agreements imposed upon or assumed by the Mortgagor as Landlord (or similar designation) under any leases in effect now or in the future covering all, or any part, of the above-described property, whether one or more, hereinafter referred to individually and collectively as "Tenants' Leases"; and

(b)	That Mortgagor will not intentionally and/or negligently do, permit anything to be done, or omit and refrain from doing anything, the doing or omission of which will give any present or future tenant a right to terminate any of the Tenants' Leases.

(c)	Mortgagor agrees that Mortgagor shall not collect any and all rentals in advance of one month's rent and security deposits in connection with any of the Tenants' Leases.

If Mortgagor shall in any manner fail in any of the above covenants and agreements, Mortgagee may (but shall not be obligated to) take any action Mortgagee deems necessary or desirable to perform or cure any default by Mortgagor in the performance of or compliance with any of Mortgagor's covenants or obligations under any of the Tenants' Leases. Mortgagee shall have the right to enter upon the within-described property to such extent and as often as Mortgagee in its sole discretion deems necessary or desirable in order to prevent or cure any such default by Mortgagor. Mortgagee may expend such sums of money as Mortgagee in its sole discretion deems necessary for any such purpose and Mortgagor hereby agrees to pay to Mortgagee immediately upon demand all such sums so expended by Mortgagee together with interest thereon from the date of each such payment at the default rate provided for in the Notes secured hereby. All sums so expended by Mortgagee and interest thereon shall be added to and secured by the lien of this instrument.

18.	That should the proceeds of the loan made by the Mortgagee to the
Mortgagor, the repayment of which is hereby secured, or any part thereof, or any amount paid out or advanced by the Mortgagee, be used directly or indirectly to pay off, discharge or satisfy, in whole or in part, any prior lien or encumbrance upon said Premises or any part thereof then the Mortgagee shall be subrogated to any additional security held by the holder of such lien or encumbrance.

19.	That the rights and remedies herein provided are cumulative and that the Holder of the Notes and of every other obligation secured hereby may recover judgment thereon, issue execution therefor, and resort to every other right or remedy available at law or in equity, without first exhausting and without affecting or impairing the security or any right or remedy afforded by this Mortgage and no enumerated or special rights or powers by any provisions of this Mortgage shall be construed to limit any grant or general rights or powers, or take away or limit any and all rights granted to or vested in the Mortgagee by virtue of applicable law.

20.	That time and punctuality shall be of the essence of this
instrument, but no delay or failure by the Mortgagee to insist upon the strict performance by the Mortgagor of any of the terms and provisions hereof shall be deemed to be a waiver of any of the terms and provisions hereof, and that Mortgagee, notwithstanding any such failure, shall have the right thereafter to insist upon strict performance by the Mortgagor, of any and all of the terms and provisions of this Mortgage or the Notes secured hereby to be performed by the Mortgagor; and no person obligated for the payment of the whole or any part of the sums now or hereafter secured by this Mortgage shall be relieved of such obligation by reason of the failure of the Mortgagee to comply with any request of the Mortgagor or of any other person so obligated to take action to foreclose this Mortgage or otherwise enforce any of the provisions of this Mortgage or of any obligation secured by this mortgage, or by reason of the release, regardless of consideration, of the whole or any part of the security held for the indebtedness secured by this mortgage, or by reason of any agreement or stipulation between any subsequent owner or owners of the Premises and the Mortgagee extending the time of payment or modifying the terms of the Notes or this Mortgage without first having obtained the consent of the Mortgagor or such other person, and in the latter event, the Mortgagor and all such other persons shall continue to be liable for such payments according to the terms of any such agreement or extension or modification unless expressly released and discharged in writing by the Mortgagee; and regardless of consideration and without the necessity for any notice to or consent by the holder of any subordinate lien on the Premises, the Mortgagee may release the obligation of anyone at any time liable for any of the indebtedness secured by this Mortgage or any part of the security held for the indebtedness and may extend the time of payment or otherwise modify the terms of the Notes and/or this Mortgage without, as to the security or the remainder thereof, in any way impairing or affecting the lien of this mortgage, or the priority of such lien, as security for the payment of the indebtedness as it may be so extended or modified over any subordinate lien; and the Mortgagee may resort, for the payment of the indebtedness secured hereby, to any other security therefore held by the Mortgagee in such order and manner as the Mortgagee may elect.

21.	That nothing herein contained nor any transaction related thereto shall be construed or so operate as to require the Mortgagor to make any payment or to do any act contrary to law; that if any clauses or provisions herein contained operate or would prospectively operate to invalidate this Mortgage in whole or in part, then such clauses and provisions only shall be held for naught, as though not herein contained, and the remainder of this Mortgage shall remain operative and in full force and effect.

22.	That the property herein mortgaged being located in the State of
Vermont, this Mortgage and the rights and indebtedness hereby secured shall be enforced according to the laws of the State of Vermont.

23.	That Mortgagor hereby waives, to the extent permitted by law, the benefits of all valuation, appraisement, homestead, exemption, stay, redemption and moratorium laws, now in force or which may hereafter become laws.

24.	That the mailing of a written notice of demand addressed to the
Mortgagor at the last address actually furnished to the Mortgagee, shall be sufficient notice and demand in any case arising under this instrument.

25.	That if at any time the United States Government, any State, or any other governmental subdivision shall require documentary stamps hereon, or on the Notes secured by this mortgage, or shall require payment of taxes upon the obligation secured hereby, then the said indebtedness and the accrued interest thereon shall be and become due and payable at the election of the Mortgagee thirty (30) days after the mailing of notice of such election to Mortgagor; provided, however, said election and the right to elect shall be unavailing and this Mortgage and Notes shall be and remain in effect, if Mortgagor lawfully may pay for such stamps or such tax including interest and penalties thereon to or for Mortgagee and does in fact pay, when payable, for all such stamps or such tax, as the case may be, including interest and penalties thereon. Mortgagor further agrees to deliver to Mortgagee, at any time, upon demand, evidence of citizenship and such other evidence as may be required by any government agency having jurisdiction in order to determine whether the obligation secured hereby is subject to or exempt from any such tax.

26.	That in order to more fully protect the security of this
Mortgage, Mortgagor will at, the option of the Mortgagee, pay to Mortgagee the following sums in addition to and concurrently with the monthly installments of principal and/or interest under the terms of the Notes until the Notes are paid in full:

(a)	A sum equal to all taxes, assessments, hazard and liability
insurance premiums, water charges, all other impositions next due on the Premises (all as estimated by the Mortgagee) less all sums paid therefor, divided by the number of months to elapse before one (1) month prior to the date when such taxes, assessments, charges, and impositions will become delinquent, such sums to be held by Mortgagee, in trust, but without payment of interest thereon, to pay for the said taxes, assessments, charges and impositions;

(b)	All payments mentioned in the preceding subparagraph and
all payments to be made under the Notes secured hereby shall be added together and the aggregate amount thereof shall be paid by Mortgagor each month in a single payment to be applied by the Mortgagee to the following items in the order set forth;

(1)	Insurance premiums, taxes, assessments, water charges
and other public impositions;

(2)	Interest due on the Notes;

(3)	Principal due on the Notes.

Any deficiency in the amount of any such aggregate monthly payment shall constitute an Event of Default hereunder and the whole of the said principal sum shall immediately become due and payable, at the option of the Mortgagee;

(c)	Any excess funds accumulated under subparagraph (a) above
remaining after payment of the items therein mentioned shall be credited to the subsequent monthly payments of the same nature required hereunder; but if any such item shall exceed the estimate therefor, Mortgagor shall upon demand forthwith make good the deficiency. Failure to do so before the due date of such items shall be a default hereunder and the whole of said principal sum shall immediately become due at the option of the Mortgagee. If the Premises are sold under foreclosure or are otherwise acquired by Mortgagee after default by the Mortgagor, any remaining balance of the accumulations under subparagraph (a) above shall be credited to the principal secured hereby as of the date the title to said property is acquired.

27.	That all the covenants hereof shall run with the land.

28.	THE MORTGAGOR ACKNOWLEDGES THAT THIS MORTGAGE AND THE NOTES
SECURED HEREBY EVIDENCE A COMMERCIAL TRANSACTION, AND MORTGAGOR EXPRESSLY WAIVES ALL REQUIREMENTS OF PRESENTMENT, PROTEST, NOTICE OF DISHONOR OR NON-PAYMENT, NOTICE OF PROTEST AND ALL DILIGENCE.

29.	The Mortgagor shall not voluntarily encumber the Premises other than as described on Schedule A without the prior written consent of the Mortgagee. If the Mortgagee shall permit any such encumbrance, then the same shall not constitute a default under this Mortgage.

30.	An event of default under the terms of this Mortgage or the Notes shall constitute an event of default under any other Notes or Mortgage by and between the Mortgagor and the Mortgagee in effect at the time of any such default and under the documents evidencing any other loan now existing or hereafter made by Mortgagee to Mortgagor, and an event of default under any other Notes secured by a Mortgage of the premises or any existing or future loans shall constitute an event of default under this Mortgage and Mortgagor's Notes to Mortgagee of even dated herewith.

31.	Mortgagor shall perform all of the conditions and covenants
herein and in the Notes and Guaranty which are hereby made a part hereof to the same extent as if fully set forth herein.

32.	The Mortgagor further covenants and represents as follows:

(a)	No toxic or hazardous substances, including without
limitation asbestos and the group of organic compounds known as polychlorinated biphenyls, have been, are, or shall be generated, treated, stored, or disposed of, or otherwise deposited in or located on the Premises, including without limitation the surface and subsurface waters of the Premises;

(b)	No activity has been, is, or shall be undertaken on the
Premises which has caused or would cause (i) the Premises to become a hazardous waste treatment, storage, or disposal facility within the meaning of, or otherwise bring the Premises within the ambit of, the Resource Conservation and Recovery Act of 1976, 42 U.S.C. Section 6901 et seq., as the same may be amended from time to time ("RCRA") or any similar state laws, regulations, or local ordinances, (ii) a release or threatened release of hazardous waste from the Premises within the meaning of, or otherwise bring the Premises within the ambit of, the Comprehensive Environmental Response, Compensation and Liability Act of 1980, 42 U.S.C. Section 9601-9675, as the same may be amended from time to time ("CERCLA"), or any similar state laws, regulations, or local ordinances, or (iii) the discharge of pollutants or effluents into any water source or system, or the discharge into the air of any emissions, which would require a pen-nit under the Federal Water Pollution Control Act, 33 U.S.C. Section 1251, et seq., or the Clean Air Act, 42 U.S.C. Section 740 1, et seq., or any similar state laws, regulations, or local ordinances;

(c)	Neither Mortgagor, nor to the best of Mortgagor's
knowledge, any tenant or other occupant of the Premises or any other party has caused or suffered to occur, and Mortgagor will not hereafter cause or suffer to occur, a discharge, spillage, uncontrolled loss, seepage, or filtration of oil or petroleum or chemical liquids or solids, liquid or gaseous products or hazardous waste (a "spill"), as those terms are defined in the Environmental Laws as hereinafter defined, at, upon, under, or within the Premises or any contiguous real estate which has been included in or with the property description of the Premises within the preceding three years, and neither the Mortgagor, nor any tenant or other occupant of the Premises, nor any other party has been, is, or will be involved in the conduct of a commercial or business enterprise at or near the Premises which use toxic substances, nor are there or will there be any substances or conditions in or on the Premises, which could support a claim or cause of action or lead to the imposition on the Mortgagor or any other owner of the Premises, of liability or the creation of a lien on the Premises, under RCRA, CERCLA, or any other federal, state, or local environmental laws, regulations, or ordinances (collectively, the "Environmental Laws");

(d)	The Mortgagor shall comply strictly and in all respects
with the requirements of the Environmental Laws and shall notify the Mortgagee promptly in the event of any spill upon the Premises, and shall promptly forward to the Mortgagee copies of all orders, notices, permits, applications, or other communications and reports in connection with any such spill or any other matters relating to the Environmental Laws as they may affect the Premises;

(e)	The Mortgagor, promptly upon the written request of the
Mortgagee from time to time, shall provide Mortgagee with an environmental site assessment or environmental audit report, or an update of such assessment or report, all in scope, form, and content satisfactory to the Mortgagee;

(f)	The Mortgagor does and shall indemnify the Mortgagee and
hold the Mortgagee, its successors and assigns harmless from and against all loss, liability, damage, and expenses, including attorneys' fees, suffered or incurred by the Mortgagee, whether as holder of the Mortgage, as mortgagee in possession or as successor in interest to the Mortgagor as owner of the Premises, by virtue of foreclosure or acceptance of a deed in lieu of foreclosure (i) under or on account of the Environmental Laws, including, without limitation, the assertion of any lien thereunder; (ii) with respect to any spill or hazardous substance affecting the Premises, whether or not the same originates or emanates from the Premises or any such contiguous real estate, including any loss of value of the Premises as a result of a spill; and (iii) with respect to any other matter affecting the premises governed by the Environmental Laws; and

(g)	In the event of any spill affecting the Premises, whether
or not the same originates or emanates from the Premises or any such contiguous real estate, and/or if the Mortgagor shall fail to comply with any of the requirements of the Environmental laws, Mortgagee may at its election; but without the obligation so to do, give such notices and/or cause such work to be performed at the Premises and/or take any and all other actions as the Mortgagee shall deem necessary or advisable in order to remedy said spill or hazardous substance or cure said failure of compliance and any amounts paid as a result thereon, together with interest thereon at the Interest Rate as defined in the Notes from the date of payment by the Mortgagee, shall be immediately due and payable by the Mortgagor to the Mortgagee and until paid shall be added to and become a part of the indebtedness secured hereby and shall have the benefit of the lien hereby created as a part thereof.

33.	MORTGAGOR DOES HEREBY WAIVE TRIAL BY JURY IN ANY COURT IN ANY
SUIT, ACTION, OR PROCEEDING ON ANY MATTER ARISING IN CONNECTION WITH OR IN ANY WAY RELATED TO THE FINANCIAL TRANSACTION OF WHICH THE NOTES AND THIS MORTGAGE ARE A PART AND/OR THE DEFENSE OR ENFORCEMENT OF ANY OF MORTGAGEE'S RIGHTS AND REMEDIES. MORTGAGOR ACKNOWLEDGES THAT IT MAKES THIS WAIVER KNOWINGLY, VOLUNTARILY, AND ONLY AFTER EXTENSIVE CONSIDERATION OF THE RAMIFICATIONS OF THIS WAIVER WITH THEIR ATTORNEYS.

34.	The name and address of the Mortgagor are:

Lucille Farms of Vermont, Inc.
Swanton Industrial Park
Jonergin Drive
P.O. Box 125
Swanton, VT 05488


The name and address of the Mortgagee are:

First International Bank, N.A.
280 Trumbull Street
Hartford, CT 06103

35.	A power of sale to foreclose this Mortgage pursuant to the
provisions of 12 V.S.A. Sections 4531-4533, inclusive, is hereby granted.

NOW, THEREFORE, if said Notes above recited shall be well and truly paid according to its tenor and effect, and if all the terms, covenants, and agreements of the Mortgagor herein contained and in related documents contained shall be fully and faithfully performed, and if the Mortgagee shall be fully reimbursed for all taxes, assessments, municipal charges or insurance premiums, then this Deed shall be void, but otherwise shall remain in full force and effect.

IN WITNESS WHEREOF, Mortgagor has hereunto set its hand and seal on this 8th day of February, 1999.

		LUCILLE FARMS OF VERMONT, INC.


		By:/S/Gennaro Falivene
		Gennaro Falivene
		Its President
		duly authorized


STATE OF CONNECTICUT	)
	)	ss: Hartford	February 8, 1999
COUNTY OF HARTFORD	)

Personally appeared Gennaro Falivene, President of Lucille Farms of Vermont, Inc., signer of the foregoing instrument and acknowledged the same to be his free act and deed as such President, and the free act and deed of said corporation, before me.




	Diane E. Oates
	Notary Public
	My Commission Expires: 6/30/99

FIRST INTERNATIONAL BANK, N.A.

	SECURITY AGREEMENT


	SECURITY AGREEMENT made this 8th day of February, 1999 between LUCILLE FARMS, INC., whose principal place of business is located at 150 River Road, Montville, New Jersey 07045 ("Debtor"), and FIRST INTERNATIONAL BANK, N.A., a banking association having an office at 280 Trumbull Street, Hartford, Connecticut ("Secured Party").

	In consideration of the mutual covenants and agreements contained herein and for other good and valuable consideration, the receipt and sufficiency of which are hereby acknowledged, Debtor and Secured Party, intending to be bound legally, agree as follows:

? 	Security Interest. (a) To secure payment and performance of
the Obligations (as defined below), Debtor hereby pledges, assigns, transfers and grants to Secured Party a continuing security interest in the following property of the Debtor, whether now owned or hereafter acquired by
Debtor:

		All tangible and intangible personal property, (excluding Motor Vehicles), including without limitation, all Equipment, as more particularly described in Exhibit A annexed;

		Together, in each instance, with the renewals, substitutions, replacements, additions, rental payments, and Proceeds thereof (hereinafter, collectively called the "Collateral").

		(b)	Debtor expressly acknowledges that the security interest
granted hereunder shall remain as security for payment and performance of the Obligations, whether now existing or which may hereafter be incurred by future advances, or otherwise. The notice of the continuing grant of this security interest therefore shall not be required to be stated on the face of any document representing any such Obligations, nor otherwise identify it as being secured hereby.

? 	Cross-Collateralization. All Collateral which Secured Party
may at any time acquire from Debtor or from any other source in connection with any of the Obligations shall constitute collateral for each and every Obligation, without apportionment or designation as to particular Obligations, and all Obligations, however and whenever incurred, shall be secured by all Collateral, however and whenever acquired, and Secured Party shall have the right, in its sole discretion, to determine the order in which Secured Party's rights in, or remedies against, any Collateral are to be exercised, and which type or which portions of Collateral are to be proceeded against and the order of application of Proceeds of Collateral as against particular Obligations.

? 	Definitions. The following terms shall have the following
meanings:

		(a)	"Accounts" means all accounts, as that term is defined in
Article 9 of the Uniform Commercial Code as in effect from time-to-time in the State of New Jersey (the "UCC"), and, in any event, shall include any right to payment held by Debtor, whether in the form of accounts receivable, notes, drafts, acceptances, letters of credit (including proceeds of letters of credit) or other forms of obligations and receivables, now owned or hereafter received or acquired by or belonging or owing to the Debtor
(including, without limitation, under any trade name, style or division thereof) for Inventory sold or leased or services rendered by it whether or not earned by performance, together with all guarantees and security therefor and all Proceeds thereof, whether cash Proceeds or otherwise, including, without limitation, all right, title and interest of Debtor in the Inventory which gave rise to any such Accounts, including, without limitation, unpaid seller's rights of rescission, replevin, reclamation and stoppage in transit and rights to returned, reclaimed rejected or repossessed Inventory or other goods;

		(b)	"Chattel Paper" means all chattel paper, as that term is
defined in Article 9 of the UCC, and, in any event, shall include any writing or writings which evidence both a monetary obligation and a security interest in or a lease of specific goods, whether now or hereafter held by Debtor;

		(c)	"Contracts" means all contracts, undertakings, franchise
agreements or other agreements (other than rights evidenced by Chattel Paper, Documents or Instruments, as those terms are defined above and below) in or under which the Debtor may now or hereafter have any right, title or interest, including, without limitation, with respect to an Account, and any agreement relating to the terms of payment or the terms of performance thereof;

		(d)	"Equipment" means all equipment, as that term is defined in
Article 9 of the UCC and, in any event, shall include, without limitation, all machinery, tools, dies, equipment, furnishings, vehicles (other than
Motor Vehicles) and computers and other electronic data processing and other office equipment, including, but not limited to, the items of Equipment listed on Exhibit B attached hereto and made a part hereof, any and all additions, substitutions and replacements of any of the foregoing, wherever located, together with all attachments, components, parts, equipment and accessories installed thereon or affixed thereto, and all Contracts, contract rights and Chattel Paper arising out of any lease of any of the foregoing;

		(e)	"Financing Agreements" means this Agreement and any and all
agreements, notes, guaranties, instruments, security agreements and documents evidencing, governing, securing or relating in any way to any of the
Obligations, including without limitation, two (2) certain promissory notes dated February 8, 1999 in the original principal amounts of $3,960,000.00 and
$990,000.00, respectively, of Debtor and Lucille Farms of Vermont, Inc. in
favor of Secured Party (collectively, the "Notes");

		(f)	"Instruments" means all instruments, as that term is
defined in Article 9 of the UCC, and, in any event, shall include any negotiable instrument or certificated security, as defined in Article 8 of the UCC, or any other writing which evidences a right to the payment of money and is not itself an instrument that constitutes, or is a part of a group or writings that constitute, Chattel Paper, and is of a type which, in the ordinary course of business, is transferred by delivery with any necessary endorsement or assignment, whether now or hereafter held by Debtor;

		(g)	"Motor Vehicles" shall have the same meaning as that
contained in Chapter 246 of the Vermont General Statutes;

		(h)	"Obligations" means any and all obligations, indebtedness,
liabilities, guaranties, covenants and duties owing by Debtor to Secured
Party, under any of the Financing Agreements, whether due or to become due, absolute or contingent, now existing or hereafter incurred or arising, whether or not otherwise guaranteed or secured and whether evidenced by any note or draft or documented on the books and records of Secured Party or otherwise on open account, including without limitation, all costs, expenses, fees, charges and attorneys' and other professional fees incurred by Secured
Party in connection with, involving or related to the administration, protection, modification, collection, enforcement, preservation or defense of any of the Secured Party's rights with respect to any of the Obligations, the Collateral or any agreement, instrument or document evidencing, governing, securing or relating to any of the foregoing, including without limitation, all costs and expenses incurred in inspecting or surveying mortgaged real estate, if any, or conducting environmental studies or tests, and in connection with any "workout" or default resolution negotiations involving legal counsel or other professionals and any re-negotiation or restructuring of any of the Obligations; and

		(i)	"Proceeds" means all proceeds, as that term is defined in
Article 9 of the UCC, and, in any event, shall include (a) any and all Accounts, Chattel Paper, Instruments, cash and other proceeds payable to the Debtor from time-to-time in respect of any of the foregoing collateral security, (b) any and all proceeds of any insurance, indemnity, warranty or guaranty payable to the Debtor from time-to-time with respect to any of the collateral security, (c) any and all payments (in any form whatsoever) made or due and payable to the Debtor from time-to-time in connection with any requisition, confiscation, condemnation, seizure or forfeiture of all or any part of the collateral security by any governmental body, authority, bureau or agency (or any person acting under color of governmental authority), and
(d) any and all other amounts from time-to-time paid or payable under or in connection with any of the collateral security.

? 	Debtor's Representations and Warranties. Debtor represents
and warrants to Secured Party as follows:

		(a)	Good Standing and Qualification/Legal Capacity.  The Debtor
is a corporation duly organized, validly existing and in good standing under the laws of the State of Delaware, is duly authorized to transact business in the State of New Jersey, and has all requisite corporate power and authority to own and operate its properties and to carry on its business as now being conducted.

		(b)	Authority. The Debtor has full power and authority to enter
into and perform the obligations under this Agreement, to execute and deliver the Financing Agreements and to incur the obligations provided for herein and therein, all of which have been duly authorized by all necessary and proper corporate or partnership action, if and as the case may be. No other consent or approval or the taking of any other action is required as a condition to the validity or enforceability of this Agreement or any of the other
Financing Agreements.

		(c)	Binding Agreements. This Agreement and the other Financing
Agreements constitute the valid and legally binding obligations of the Debtor, enforceable in accordance with their respective terms, except as enforcement may be limited by bankruptcy, insolvency or similar laws affecting the enforcement of creditors' rights generally.

		(d)	Litigation. There are no actions, suits, proceedings or
investigations pending or threatened against the Debtor before any court or administrative agency, which either in any case or in the aggregate, if adversely determined, would materially and adversely affect the financial condition, assets or operations of the Debtor, or which question the validity of this Agreement or any of the other Financing Agreements, or any action to be taken in connection with the transactions contemplated hereby or thereby.

		(e)	No Conflicting Law or Agreements. The execution, delivery
and performance by the Debtor of this Agreement and the other Financing
Agreements: (i) do not violate any provision of the Certificate of Incorporation and By-laws or the partnership agreement, if and as the case may be, of the Debtor, (ii) do not violate any order, decree or judgment, or any provision of any statute, rule or regulation, (iii) do not violate or conflict with, result in a breach of or constitute (with notice or lapse of time, or both) a default under any shareholder agreement, partnership agreement, stock preference agreement, mortgage, indenture, contract or other agreement to which the Debtor is a party, or by which any of Debtor's properties are bound, or (iv) except for the liens and mortgages granted to Secured Party hereunder, do not result in the creation or imposition of any lien, charge or encumbrance of any nature whatsoever upon any property or assets of the Debtor.

		(f)	Financial Statements. The financial information of the
Debtor, including, but not limited to, tax returns, balance sheets, statements of earnings, retained earnings, contributed capital and cash flow statements, heretofore submitted to Secured Party, is complete and correct and fairly presents the financial condition of the Debtor as of the dates of said information and the results of its operations and its cash flows for the periods referred to therein in accordance with generally accepted accounting principles, consistently applied. Since the submission of said information to Secured Party, there has been no material adverse change in the financial condition or business of the Debtor.

		(g)	Taxes. With respect to all taxable periods of the Debtor,
the Debtor has filed all tax returns which are required to be filed and all federal, state, municipal, franchise and other taxes shown on such filed returns have been paid as due or have been reserved against, if not yet due, as required by generally accepted accounting principles, consistently applied, and the Debtor knows of no unpaid assessments against Debtor.

		(h)	Compliance. The Debtor is not in default with respect to or
in violation of any order, writ, injunction or decree of any court or of any federal, state, municipal or other governmental department, commission, board, bureau, agency, authority or official, or in violation of any law, statute, rule or regulation to which Debtor or Debtor's properties is or are subject, where such default or violation would materially and adversely affect the financial condition of the Debtor. The Debtor represents that
Debtor has not received notice of any such default or violation from any party. The Debtor is not in default in the payment or performance of any of
Debtor's obligations to any third parties or in the performance of any mortgage, indenture, lease, contract or other agreement to which Debtor is a party or by which any of Debtor's assets or properties are bound, where such default would materially and adversely affect the financial condition of the
Debtor.

		(i)	Office. The chief executive office and principal place of
business of the Debtor, and the office where Debtor's books and records concerning Collateral are kept, is set forth in the first paragraph of this Agreement.

		(j)	Places of Business. The Debtor has no other places of
business and locates no Collateral, specifically including books and records, at any location other than at Debtor's place of business set forth in the first paragraph of this Agreement.

		(k)	Contingent Liabilities. The Debtor is not a party to any
suretyship, guarantyship, or other similar type agreement; nor has Debtor offered its endorsement to any individual, concern, corporation or other entity or acted or failed to act in any manner which would in any way create a contingent liability (except for endorsement of negotiable instruments in the ordinary course of business).

		(l)	Licenses. The Debtor has all licenses, permits and other
permissions required by any government, agency or subdivision thereof, or from any licensing entity necessary for the conduct of Debtor's business, all of which the Debtor represents to be in good standing and in full force and effect.

		(m)	Collateral. The Debtor is and shall continue to be the sole
owner of the Collateral free and clear of all liens, encumbrances, security interests and claims except the liens granted to Secured Party hereunder, and except for a prior lien on the Collateral in favor of Chittenden Trust
Company d/b/a Chittenden Bank, to secure a loan in the original principal amount of $5,000,000 (the "Chittenden Bank Lien"); the Debtor is fully authorized to sell, transfer, pledge and/or grant a security interest in each and every item of the Collateral to Secured Party; all documents and agreements related to the Collateral shall be true and correct and in all respects what they purport to be; all signatures and endorsements that appear thereon shall be genuine and all signatories and endorsers shall have full capacity to contract; none of the transactions underlying or giving rise to the Collateral shall violate any applicable state or federal laws or regulations; all documents relating to the Collateral shall be legally sufficient under such laws or regulations and shall be legally enforceable in accordance with their terms; and the Debtor agrees to defend the Collateral against the claims of all persons other than Secured Party.

		(n)	Environmental, Health, Safety Laws. Debtor has not received
any notice, order, petition or similar document in connection with or arising out of any violation of any environmental, health or safety law, regulation, rule or order, and Debtor knows of no basis for any claim of such violation or of any threat thereof.

? 	Affirmative Covenants of the Debtor. The Debtor covenants and agrees that from the date hereof until full and final payment and performance of all Obligations, the Debtor shall:

		(a)	Financial Information. Deliver to Secured Party, promptly
upon Secured Party's request, such documentation and information about the Debtor's financial condition, business and/or operations as Secured Party may, at any time and from time to time, request, including without limitation, business and/or personal financial statements, copies of federal and state income tax returns and all schedules thereto, and a listing of Debtor's Equipment, all of which shall be in form, scope and content satisfactory to Secured Party, in its sole discretion.

		(b)	Insurance and Endorsement. (i) Keep the Collateral and
Debtor's other properties insured against loss or damage by fire and other hazards (so-called "All Risk" coverage) in amounts and with companies satisfactory to Secured Party to the same extent and covering such risks as is customary in the same or a similar business; maintain public liability coverage, including without limitation, products liability coverage, against claims for personal injuries or death; and maintain all worker's compensation, employment or similar insurance as may be required by applicable law; (ii) All insurance shall contain such terms, be in such form, and be for such periods satisfactory to Secured Party, and be written by such carriers duly licensed by the State of Vermont and satisfactory to Secured Party. Without limiting the generality of the foregoing, such insurance must provide that it may not be cancelled without thirty (30) days prior written notice to Secured Party. The Debtor shall cause Secured Party to be endorsed as a loss payee with a long form Lender's Loss Payable Clause, in form and substance acceptable to Secured Party on all such insurance. In the event of a failure to provide and maintain insurance as herein provided, Secured Party may, at its option, provide such insurance and charge the amount thereof to the Debtor. The Debtor shall furnish to Secured Party certificates or other satisfactory evidence of compliance with the foregoing insurance provisions. The Debtor hereby irrevocably appoints Secured Party as its attorney-in-fact, coupled with an interest, to make proofs of loss and claims for insurance, and to receive payments of the insurance and execute all documents, checks and drafts in connection with payment of the insurance. Any Proceeds received by Secured Party shall be applied to the Obligations in such order and manner as Secured Party shall determine in its sole discretion, or shall be remitted to the Debtor, in either event at Secured Party's sole discretion.

		(c)	Tax and Other Liens. Comply with all statutes and
government regulations and pay all taxes (including withholdings), assessments, governmental charges or levies, or claims for labor, supplies, rent and other obligations made against it or its property which, if unpaid, might become a lien or charge against the Debtor or its properties.

		(d)	Place of Business. Maintain its place of business and chief
executive offices at the address set forth in the first paragraph of this
Agreement.

		(e)	Inspections. At any time upon reasonable notice to the
Debtor, allow Secured Party by or through any of their officers, attorneys, and/or accountants designated by Secured Party, for the purpose of ascertaining whether or not each and every provision hereof and of any related agreement, instrument and document is being performed, to enter the offices and plants of the Debtor to examine or inspect any of the properties, books and records or extracts therefrom, to make copies of such books and records or extracts therefrom, and to discuss the affairs, finances and accounts thereof with the Debtor all at such reasonable times and as often as Secured Party or any such representative of Secured Party may reasonably request.

		(f)	Litigation. Promptly advise Secured Party of the
commencement or threat of litigation, including arbitration proceedings and any proceedings before any governmental agency (collectively, "Litigation"), which is instituted against the Debtor.

		(g)	Maintenance of Existence. Maintain its corporate existence,
and comply with all valid and applicable statutes, rules and regulations, and maintain its properties in good repair, working order and operating condition. The Debtor shall immediately notify Secured Party of any event causing material loss in the value of its assets.

		(h)	Collateral Duties. Do whatever Secured Party may request
from time to time by way of obtaining, executing, delivering and filing financing statements, assignments, landlord's or mortgagee's waivers, and other notices and amendments and renewals thereof, and the Debtor will take any and all steps and observe such formalities as Secured Party may request in order to create and maintain a valid and enforceable first lien upon, pledge of, and first priority security interest in, any and all of the Collateral, subject only to the Chittenden Bank Lien. Secured Party is authorized to file financing statements without the signature of the Debtor and to execute and file such financing statements on behalf of the Debtor as specified by the UCC to perfect or maintain Secured Party's security interest in all of the Collateral. All charges, expenses and fees Secured Party may incur in filing any of the foregoing, together with reasonable costs and expenses of any lien search required by Secured Party, and any taxes relating thereto, shall be charged to the Debtor and added to the Obligations.

		(i)	Notice of Default. Provide to Secured Party, within one
business day after becoming aware of the occurrence or existence of an Event of Default or a condition which would constitute an Event of Default but for the giving of notice or passage of time on both, notice in writing of such Event of Default or condition.

? 	Negative Covenants of the Debtor. The Debtor covenants and
agrees that from the date hereof until full and final payment and performance of all Obligations, the Debtor shall not without the prior written consent of Secured Party:

		(a)	Encumbrances. Incur or permit to exist any lien, mortgage,
charge or other encumbrance against any of the Collateral, whether now owned or hereafter acquired, except: (i) liens required or expressly permitted by this Agreement; (ii) pledges or deposits in connection with or to secure worker's compensation, unemployment or liability insurance; and (iii) tax liens which are being contested in good faith with the prior written consent of Secured Party and against which, if requested by Secured Party as a condition to its consent, the Debtor shall set up a cash reserve or post a surety bond in an amount equal to the total amount of the lien being contested.

		(b)	Consolidation or Merger. Merge into or consolidate with or
into any corporation.

		(c)	Sale and Lease of Assets. Sell, lease or otherwise dispose
of any of its assets, except for sales of inventory in the ordinary course of business.

		(d)	Name Changes. Change its corporate name or conduct its
business under any trade name or style other than as set forth in this Agreement.

		(e)	Maintenance of Collateral. Permit to incur or suffer any
loss, theft, substantial damage or destruction of any of the Collateral which is not immediately replaced with Collateral of equal or greater value, or which is not fully covered by insurance, the proceeds of which shall have been endorsed over to Secured Party in accordance with Section 5(b) hereof.

		(f)	Further Covenants. The Debtor hereby makes such further
covenants, if any, as may be set forth on a Schedule 6(f) attached hereto and made a part hereof.

? 	Rights of Secured Party. Upon the occurrence of any Event of
Default, Secured Party shall have the right to declare all of the Obligations to be immediately due and payable and shall then have the rights and remedies of a secured party under the Uniform Commercial Code or under any other applicable law, including, without limitation, the right to take possession of the Collateral, and in addition thereto, the right to enter upon any premises on which the Collateral or any part thereof may be situated and remove the same therefrom and the right to occupy the Debtor's premises for the purposes of liquidating Collateral, including without limitation, conducting an auction thereon. Secured Party may require the Debtor to make the Collateral (to the extent the same is moveable) available to Secured Party at a place to be designated by Secured Party. Unless the Collateral is perishable or threatens to decline speedily in value or is of a type customarily sold on a recognized market, Secured Party will give the Debtor at least ten (10) days' prior written notice at the address of the Debtor set forth above (or at such other address or addresses as the Debtor shall specify in writing to Secured Party) of the time and place of any public sale thereof or of the time after which any private sale or any other intended disposition thereof is to be made. Any such notice shall be deemed to meet any requirement hereunder or under any applicable law (including the Uniform Commercial Code) that reasonable notification be given of the time and place of such sale or other disposition. After deducting all costs and expenses of collection, storage, custody, sale or other disposition and delivery (including reasonable attorneys' fees) and all other reasonable charges against the Collateral, the residue of the Proceeds of any such sale or disposition shall be applied to the payment of the Obligations in such order to priority as Secured Party shall determine and any surplus shall be returned to the Debtor or to any person or party lawfully entitled thereto. In the event the Proceeds of any sale, lease or other disposition of the Collateral hereunder are insufficient to pay all of the Obligations in full, the Debtor will be liable for the deficiency, together with interest thereon, at the maximum rate allowable by law, and the costs and expenses of collection of such deficiency, including (to the extent permitted by law) without limitation, attorneys' fees, expenses and disbursements.

? 	Right of Secured Party to Use and Operate Collateral, Etc.
Upon the occurrence of any Event of Default, Secured Party shall have the right and power to take possession of all or any part of the Collateral, and to exclude the Debtor and all persons claiming under the Debtor wholly or partly therefrom, and thereafter to hold, store, and/or use, operate, manage and control the same. Upon any such taking of possession, Secured Party may, from time to time, at the expense of the Debtor, make all such repairs, replacements, alterations, additions and improvements to the Collateral as Secured Party may deem proper. In any such case Secured Party shall have the right to manage and control the Collateral and to carry on the business and to exercise all rights and powers of the Debtor in respect thereto as Secured Party shall reasonably deem best, including the right to enter into any and all such agreements with respect to the operation of the Collateral or any part thereof as Secured Party may see fit; and Secured Party shall be entitled to collect and receive all issues, profits, fees, revenues and other income of the same and every part thereof. Such issues, profits, fees, revenues and other income shall be applied to pay the expenses of holding and operating the Collateral and of conducting the business thereof, and of all maintenance, repairs, replacements, alterations, additions and improvements, and to make all payments which Secured Party may be required or may elect to make, if any, for taxes, assessments, insurance and other charges upon the Collateral or any part thereof, and all other payments which Secured Party may be required or authorized to make under any provision of this Agreement (including legal costs and attorneys' fees). The remainder of such issues, profits, fees, revenues and other income shall be applied to the payment of the Obligations in such order of priority as Secured Party shall determine. Without limiting the generality of the foregoing, Secured Party shall have the right to apply for and have a receiver appointed by a court of competent jurisdiction in any action taken by Secured Party to enforce its rights and remedies hereunder in order to manage, protect and preserve the Collateral and continue the operation of the business of the Debtor and to collect all revenues and profits thereof and apply the same to the payment of all expenses and other charges of such receivership including the compensation of the receiver and to the payment of the Obligations as aforesaid until a sale or other disposition of such Collateral shall be finally made and consummated.

? 	Events of Default. The Debtor shall be in default under this
Agreement upon the happening of any of the following events or conditions (herein individually called an "Event of Default" and collectively called "Events of Default");

		(a)	Failure of Debtor to pay or perform any of Debtor's
liabilities or obligations to Secured Party (whether under the Financing Agreements or otherwise and whether now existing or hereafter incurred), including without limitation, any installment of principal and/or interest or any other sum due under the Notes, when due to be paid or performed; or

		(b)	Failure of Debtor to observe, perform or comply with any
covenant, agreement or duty contained in the Financing Agreements, after receipt of notice thereof from the Secured Party and the expiration of a ten
(10) day period to cure such failure; or

		(c)	If Debtor shall be in default under any security agreement
or other agreement governing, securing or relating to the Financing
Agreements after receipt of notice thereof from the Secured Party and the expiration of a ten (10) day period to cure such default; or

		(d)	If any representation or warranty made by the Debtor,
including without limitation, any representation or warranty contained herein, or any statement, certificate or other data furnished by it in connection herewith, proves at any time to be incorrect or untrue in any material respect; or

		(e)	Institution of or consent to proceedings, or the taking of
any action in furtherance of, or the entry of any order or decree of a court of competent jurisdiction with respect to any of the following:

			(i)	Bankruptcy, insolvency or reorganization, readjustment,
arrangement, composition or similar relief as to Debtor under federal or state bankruptcy or insolvency statutes or related laws,

			(ii)	Appointment of a receiver, liquidator, trustee or
assignee in bankruptcy or insolvency as to Debtor a substantial part of their respective properties, or

			(iii)	Assignment of the Debtor for the benefit of creditors,
the winding up or liquidation of the affairs of the Debtor, or the admission of
Debtor  in writing of its inability to pay its debts; or

		(f)	The dissolution, liquidation, insolvency (the term
"insolvency" shall mean either a negative tangible net worth or an inability
to pay its debts as they mature),   termination of legal existence of Debtor,
or a change in control of the Debtor; or

		(g)	The service of any process upon the Secured Party seeking
to attach by mesne or trustee process any funds of Debtor which are on deposit with the Secured Party, which attachment results in a judgment against the Debtor unsatisfied pursuant to the terms thereof or not otherwise appealed; or

		(h)	The failure by Debtor to pay or perform any indebtedness or
obligation owed to any third party, or if any such other indebtedness or obligation shall be accelerated after the expiration of any applicable notice and cure period; or

		(i)	If there shall by any violation of those covenants made by
the Debtor in the Loan Agreement executed by and between the Secured Party and the Debtor of even date herewith.

	10.	Waivers, Etc. The Debtor hereby waives presentment, demand,
notice, protest and all other demands and notices in connection with this Agreement or the enforcement of Secured Party's rights hereunder or in connection with any Obligations or any Collateral; consents to and waives notice of: (a) the granting of renewals, extensions of time for payment or other indulgences to the Debtor or to any account debtor in respect of any account receivable of the Debtor; (b) substitution, release or surrender of any Collateral; (c) the addition or release of persons primarily or secondarily liable on any of the Obligations or on any account receivable or other Collateral; and (d) the acceptance of partial payments on any Obligations or on any account receivable or other Collateral and/or the settlement or compromise thereof. No delay or omission on the part of Secured Party in exercising any right hereunder shall operate as a waiver of such right or of any other right hereunder. Any waiver of any such right on any one occasion shall not be construed as a bar to or waiver of any such right on any such future occasion. THE DEBTOR FURTHER WAIVES ANY RIGHT IT MAY HAVE UNDER THE LAWS OF THE STATE OF VERMONT (OR UNDER THE LAWS OF ANY OTHER STATE IN WHICH ANY OF THE COLLATERAL MAY BE LOCATED), OR UNDER THE CONSTITUTION OF THE UNITED STATES OF AMERICA, TO NOTICE OR TO A JUDICIAL HEARING PRIOR TO THE EXERCISE OF ANY RIGHT OR REMEDY PROVIDED BY THIS AGREEMENT TO SECURED PARTY AND WAIVES ITS RIGHTS, IF ANY, TO SET ASIDE OR INVALIDATE ANY SALE DULY CONSUMMATED IN ACCORDANCE WITH THE FOREGOING PROVISIONS HEREOF ON THE GROUNDS (IF SUCH BE THE CASE) THAT THE SALE WAS CONSUMMATED WITHOUT A PRIOR JUDICIAL HEARING. THE DEBTOR'S WAIVERS UNDER THIS SECTION HAVE BEEN MADE VOLUNTARILY, INTELLIGENTLY, KNOWINGLY, WITHOUT DURESS AND ONLY AFTER EXTENSIVE CONSIDERATION OF THE RAMIFICATIONS THEREOF.

	11.	Termination; Assignment, Etc. This Agreement and the security interest in the Collateral created hereby shall terminate when all of the Obligations have been paid and finally discharged in full. No waiver by Secured Party or by any other holder of the Obligations of any default shall be effective unless in writing signed by Secured Party nor shall any waiver granted on any one occasion operate as a waiver of any other default or of the same default on a future occasion. In the event of a sale or assignment by Secured Party of all or any of the Obligations held by Secured Party, Secured Party may assign or transfer its respective rights and interests under this Agreement in whole or in part to the purchaser or purchasers of such Obligations, whereupon such purchaser or purchasers shall become vested with all of the powers and rights hereunder, and Secured Party shall thereafter be forever released and fully discharged from any liability or responsibility hereunder with respect to the rights and interests so assigned except that Secured Party shall be liable for damages suffered by the Debtor as a result of actions taken by Secured Party in bad faith or with wilful misconduct.

	12.	Notices. Except as otherwise provided herein, notice to the
Debtor or to Secured Party shall be deemed to have been sufficiently given or served for all purposes hereof if mailed by certified or registered mail, return receipt requested, as follows:

		(a)	if to Debtor:

		Lucille Farms, Inc.
		150 River Road
		P.O. Box 517
		Montville, NJ 07045
		Attention:  Alfonso Falivene, President

		(b)	if to Secured Party:

		First International Bank, N.A.
		280 Trumbull Street
		Hartford, Connecticut 06103
		Attention: Documentation Department

	13.	Jury Waiver. THE DEBTOR HEREBY WAIVES TRIAL BY JURY IN ANY COURT
IN ANY SUIT, ACTION OR PROCEEDING ON ANY MATTER ARISING IN CONNECTION WITH OR
IN ANY WAY RELATED TO THE FINANCING TRANSACTIONS OF WHICH THIS AGREEMENT IS A PART AND/OR THE ENFORCEMENT OF ANY OF SECURED PARTY'S RIGHTS AND REMEDIES, INCLUDING WITHOUT LIMITATION, TORT CLAIMS. THE DEBTOR ACKNOWLEDGES THAT
DEBTOR MAKES THIS WAIVER VOLUNTARILY, INTELLIGENTLY, KNOWINGLY, WITHOUT
DURESS AND ONLY AFTER EXTENSIVE CONSIDERATION OF THE RAMIFICATIONS THEREOF.

	14.	Miscellaneous. This Agreement shall inure to the benefit of and be binding upon Secured Party and the Debtor and their respective successors and assigns. In case any provision in this Agreement shall be invalid, illegal or unenforceable, the validity, legality, and enforceability of the remaining provisions shall not in any way be affected or impaired thereby.
This Agreement may be executed in any number of counterparts and by the different parties hereto on separate counterparts, each of which shall be an original, but all of which together shall constitute one instrument.

	15.	Governing Law. This Agreement shall be governed by the laws of the State of New Jersey (but not its conflicts of law provisions) and may not be amended except in writing.

	IN WITNESS WHEREOF, the parties have executed this Agreement as a sealed instrument as of the date first above written.


WITNESSES:


		LUCILLE FARMS, INC.


		By/S/Alfonso Falivene
			Name:  Alfonso Falivene
			Title:  President
			Duly authorized

		FIRST INTERNATIONAL BANK, N.A.



		By/S/Robert Pettinicchi
			Name: Robert Pettinicchi
			Title: Vice President
			Duly authorized


STATE OF CONNECTICUT	)
	)	ss. Hartford
COUNTY OF HARTFORD	)

	Before me, the undersigned, this 8th day of February, 1999, personally appeared Alfonso Falivene, known to me to be the President of Lucille Farms, Inc., and that he as such officer, signer and sealer of the foregoing instrument, acknowledged the execution of the same to be his free act and deed individually and as such officer, and the free act and deed of said corporation.


	In Witness Whereof, I hereunto set my hand.





	Notary Public
	My Commission Expires:


STATE OF CONNECTICUT	)
	)	ss. Hartford
COUNTY OF HARTFORD	)

	Before me, the undersigned, this 8th day of February, 1999, personally appeared Robert Pettinicchi, known to me to be the Vice President of First International Bank, N.A., and that he as such officer, signer and sealer of the foregoing instrument, acknowledged the execution of the same to be his free act and deed individually and as such officer, and the free act and deed of said corporation.

	In Witness Whereof, I hereunto set my hand.





	Notary Public
	My Commission Expires:

	Schedule 6(f)

	Financial Covenants

	See Financing Agreements.

	Exhibit A
	(Collateral Description)

Debtor:		Secured Party:

Lucille Farms, Inc.		First International Bank, N.A.
150 River Road		280 Trumbull Street
P.O. Box 517		Hartford, CT 06103
Montville, NJ 07045

	(a)	all equipment, as that term is defined in Article 9 of the Uniform
Commercial Code as in effect from time-to-time in the State of New Jersey (the "UCC"), and, in any event, shall include, without limitation, all machinery, tools, dies, equipment, furnishings, fixtures, leasehold improvements, vehicles (other than motor vehicles) and computers and other electronic data processing and other office equipment, now owned or hereafter acquired, including, but not limited to, the items of equipment, if any, listed on Exhibit B attached hereto and made a part hereof, any and all additions, substitutions and replacements of any of the foregoing, wherever located, together with all attachments, components, parts, equipment and accessories installed thereon or affixed thereto, and all contracts, contract rights and chattel paper arising out of any lease of any of the foregoing;

	(b)	all proceeds, as that term is defined in Article 9 of the UCC, now owned or hereafter acquired, and, in any event, shall include (a) any and all accounts, chattel paper, instruments, cash and other proceeds payable to the Debtor from time-to-time in respect of any of the foregoing collateral security, (b) any and all proceeds of any insurance, indemnity, warranty or guaranty payable to the Debtor from time-to-time with respect to any of the collateral security, (c) any and all payments (in any form whatsoever) made or due and payable to the Debtor from time-to-time in connection with any requisition, confiscation, condemnation, seizure or forfeiture of all or any part of the collateral security by any governmental body, authority, bureau or agency (or any person acting under color of governmental authority), and (d) any and all other amounts from time-to-time paid or payable under or in connection with any of the collateral security;

	(c)	all other collateral in which the Debtor may hereafter grant to the
Secured Party a security interest; and

	(d)	all renewals, substitutions, replacements, additions, and
accessions of any and all of the foregoing.

	Exhibit B
	(Specific Equipment Description)

NOT APPLICABLE















































                                              	- 55 -



	-124-

147168

147168


124