Form 10-K/A
period 1999-03-31
LUCILLE FARMS INC
filed 1999-07-09
CIK 908179

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.    20549
   _____________________
[Mark One]     		    FORM 10-K/A

  [x ]	           ANNUAL REPRORT TO SECTION 13 OR 15 (d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended March 31, 1999

  [  ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
OF THE SECURITITES EXCHANGE ACT OF 1934

Commission file number    1-12506
______________________________
LUCILLE FARMS, INC.
(Exact name of Registrant as specified in its Charter)

			Delaware			13-2963923
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

Documents Incorporated by Reference
None







                     LUCILLE FARMS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CASH FLOWS
FOR THE YEARS ENDED MARCH 31,
					   1999	    1998	    1997
Cash Flows from Operating Activities:
  Net (loss) income		  $   729,000   $(2,138,000)	 $(935,000)
Adjustments to reconcile net (loss)
income to net cash (used by) provided
by operating activities
  Depreciation and amortization	451,000       394,000      338,000
  Provision for doubtful accounts	 54,000        21,000       22,000
  Gain on sale of equipment		     -        (10,000)
(Increase) decrease in assets:
  Accounts receivable		     (839,000)      145,000    1,088,000
  Inventories			110,000       809,000   (1,155,000)
  Prepaid expenses and other
  current assets			(74,000)      35,000        43,000
  Other Assets			(29,000)      (7,000)      (53,000)
Increase (decrease) in liabilities:
  Accounts payable		532,000      837,000      (331,000)
  Accrued expenses		147,000        5,000       (74,000)
Net cash provided by (used by)
operating activities	    1,081,000       91,000    (1,057,000)
Cash Flow From Investing Activities:
  Proceeds from repayment of officers'
  loans    					 30,000        7,000        19,000
  Proceeds from sale of equipment	 19,000
  Purchase of property, plant and
  equipment				   (2,726,000)    (395,000)   (1,295,000)
  Deposits on equipment		                     9,000       171,000
Net cash (used by) Investing
Activities				   (2,696,000)    (360,000)   (1,105,000)
Cash Flow From Financing Activities:
(Repayments of) proceeds from revolving
  credit loan-net			      353,000     (193,000)    1,751,000
Proceeds from long-term debt and
  notes				    4,964,000       16,000       456,000
Principal payments of long-term debt
and notes				   (2,171,000)    (239,000)     (195,000)
Increase in mortgage loan costs    (270,000)
Purchase of stock			      (74,000)                  (125,000)
Net cash (used by) provided by
  financing activities	    2,802,000     (416,000)    1,887,000
Net (decrease) increase in cash   1,187,000     (685,000)     (275,000)
Cash and Cash Equivalents Beginning 737,000    1,422,000     1,697,000
Cash and Cash Equivalents Ending $1,924,000   $  737,000    $1,422,000
SUPPLEMENTAL DISCLOSURES OF CASH FLOWS INFORMATION:
Cash paid during the period for:
Interest				     $554,000     $478,000      $356,000
Income Taxes			        1,000        2,000        10,000
	See accompanying notes to consolidated financial statements
				          F-5
	                      - 2 4-
                                                SIGNATURES

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