Form 10-Q
period 1999-06-30
LUCILLE FARMS INC
filed 1999-08-11
CIK 908179

SECURITIES AND EXCHANGE COMMISSION

                 WASHINGTON, D.C. 20549

                        FORM 10-Q
   ( X )   QUARTERLY REPORT PURSUANT TO SECTION
           13 OR 15 (d) OF THE SECURITITES AND
           EXCHANGE ACT OF 1934

              	For the Quarterly Period Ended:
                  June 30, 1999
                  Commission File Number 1-12506

                  LUCILLE FARMS INC.
           (Exact Name of Registrant as Specified in its charter)

   Delaware                        13-2963923
 (State or other Jurisdiction (I.R.S. Employer
   of Incorporation)            Identification number)

   150 River Road, P.O. Box 517
  Montville, New Jersey                     07045
 (Address of Principal Executive Offices) (zip code)


(Registrant's Telephone Number, Including Area Code)
 (973)334-6030

 Former name, former address and former fiscal year, if Changed since last report. N/A

 Indicate by check mark whether the registrant (1) has
 Filed all reports required to be filed by Section
 13 or 15 (d) of the Securities and Exchange Act of 1934
 during the preceding 12 months (or for such shorter period
 that the registrant was required to file such reports),
 and (2) has been subject to such filing requirements for
 the past 90 days.
 YES __x___   NO _____

 The number of shares of Registrant's common stock, par
 Value $.001 per share, outstanding as of August 6, 1999
 was 2,971,342








                               1




               PART I. FINANCIAL INFORMATION

Item 1. Financial Statements


                   LUCILLE FARMS, INC.

                 CONSOLIDATED BALANCE SHEET

                        ASSETS


                                 JUNE 30, 1999    MARCH 31, 1999
                                   (UNAUDITED)
CURRENT ASSETS:

Cash and cash equivalents           $189,000       $1,924,000

Accounts receivable, net           3,687,000        3,618,000
Of allowances of $157,000
At June 30, 1999 and $132,000
At March 31, 1999

Inventories                        2,055,000        1,785,000

Deferred income taxes                 67,000           67,000

Prepaid expenses and other
Current assets                       130,000          143,000

    Total current assets           6,128,000        7,537,000

PROPERTY, PLANT AND EQUIPMENT, NET 7,898,000        7,591,000

OTHER ASSETS:

Due from officers                    139,000          139,000

Deferred income taxes                469,000          469,000

Deferred loan costs, net             265,000          268,000

Other                                169,000          152,000

         Total Other Assets        1,042,000        1,028,000

         TOTAL ASSETS            $15,068,000      $16,156,000





           See notes to consolidated financial statements
                                2





                          LUCILLE FARMS,INC.

                        CONSOLIDATED BALANCE SHEET

                      LIABILITIES AND STOCKHOLDER'S EQUITY

                                   JUNE 30, 1999    MARCH 31, 1999
                                    (UNAUDITED)
CURRENT LIABILITES:

Accounts Payable                   $4,441,000      $4,323,000

Current portion of long-term debt      91,000          97,000

Accrued expenses                      294,000         371,000

    Total Current Liabilities       4,826,000       4,791,000

LONG TERM LIABILITIES:

Long-term debt                      4,843,000       4,863,000

Revolving credit line               2,126,000       3,300,000

Deferred income taxes                 536,000         536,000

     Total Long-Term Liabilities    7,505,000       8,699,000

     TOTAL LIABILITIES             12,331,000      13,490,000

STOCKHOLDERS EQUITY:

Common stock - $.001 par value,         3,000           3,000
10,000,000 shares authorized,
2,971,342 share issued

Additional paid-in capital          4,438,000       4,438,000

Retained (Deficit) earnings        (1,579,000)      (1,650,000)
                                    2,862,000        2,791,000

Less:  50,000 shares treasury
       Stock at cost                 (125,000)        (125,000)

       Total Stockholders' Equity    2,737,000       2,666,000

       TOTAL LIABILITIES AND
       STOCKHOLDERS' EQUITY        $15,068,000     $16,156,000




        See notes to consolidated financial statements
                               3



                         LUCILLE FARMS, INC.

                      CONSOLIDATED STATEMENT OF OPERATIONS

                         (UNAUDITED)

                           THREE MONTHS ENDED JUNE 30,

                            1999             1998

SALES                      $10,801,000     $9,548,000

COST OF SALES                9,933,000      8,797,000

GROSS PROFIT                   868,000        751,000

OTHER EXPENSES (INCOME):

SELLING                        470,000        438,000

GENERAL AND ADMINISTRATIVE     152,000        145,000

INTEREST INCOME                 (4,000)       (12,000)

INTEREST EXPENSE               177,000        126,000

TOTAL OTHER EXPENSE (INCOME)   795,000        697,000


INCOME BEFORE INCOME TAXES      73,000         54,000

(PROVISION) FOR INCOME TAXES    (2,000)        (1,000)

NET INCOME                     $71,000         $53,000

NET INCOME PER SHARE              $.02           $.02

WEIGHTED AVERAGE SHARES
OUTSTANDING USED TO COMPUTE
NET INCOME PER SHARE         2,971,000        3,002,500




           See notes to consolidated financial statements
                                 4











                          LUCILLE FARMS, INC.

                 CONSOLIDATED STATEMENT OF CASH FLOWS
                              (UNAUDITED)

                                   Three Months Ended June 30,

                                       1999          1998

Cash flows from operating activities:

NET INCOME                              $71,000      $53,000

Adjustments to reconcile net income
To net cash provided(used) by
Operating activities:

 Depreciation and amortization          120,000       90,000
 Provision for doubtful accounts         25,000       20,000
(Increase) decrease in assets:
 Accounts receivable                    (94,000)    (948,000)
 Inventories                           (270,000)    (186,000)
 Prepaid expenses and other current      13,000      (25,000)
 assets
 Other assets                           (14,000)     (42,000)
 Increase (decrease) in liabilities
 Accounts payable                       118,000      579,000
 Accrued expenses                       (77,000)       7,000
 Net Cash (used by) Operating
 Activities                            (108,000)    (452,000)

CASH FLOW FROM INVESTING ACTIVITIES:

 Purchase of property, plant
 And equipment                          (427,000)      (92,000)
 Net Cash (Used by) Investing
 Activities                             (427,000)      (92,000)

CASH FLOW FROM FINANCING ACTIVITIES:
(Payments of) proceeds from revolving
credit loan-net                       (1,174,000)      501,000
(Payments of)proceeds from long-term
debt and notes                           (26,000)      (59,000)
  Net Cash (Used by) Provided by
  Financing Activities                (1,200,000)      442,000
NET (DECREASED) IN CASH AND
CASH EQUIVALENTS                      (1,735,000)     (102,000)
CASH AND CASH EQUIVALENTS-BEGINNING    1,924,000       737,000
CASH AND CASH EQUIVALENTS-ENDING        $189,000      $635,000


            See notes to consolidated financial statements

                                   5

                     LUCILLE FARMS, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. The Consolidated Balance Sheet as of June 30, 1999, the Consolidated Statement of Operations for the
       three month periods ended June 30, 1999 and 1998 and the Consolidated Statements of Cash Flows for the three month periods ended June 30, 1999 and 1998 have been prepared by the Company without audit. In the opinion of management, the accompanying consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the financial position of Lucille Farms, Inc. as of June
       30, 1999, the results of its operations for the three months ended June 30, 1999 and 1998 and its cash flows for the three months ended June 30, 1999 and 1998.

       Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principals have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"), although the Company believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these financial statements be read in conjunction with the year-end financial statements and notes thereto for the fiscal year ended March 31, 1999 included in the Companies Annual Report on Form 10-K as filed with the SEC.

       The accounting policies followed by the Company are set forth in the notes to the Company's consolidated financial statements as set forth in its Annual Report on Form 10-K as filed with the SEC.

2. The results of operations for the three months ended
June 30, 1999 are not necessarily indicative of the results to be expected for the entire fiscal year.

3. Inventories are summarized as follows:

                               June 30, 1999    March 31, 1999
        Finished goods          $868,000         $855,000
        Raw Materials            806,000          572,000
        Supplies and Packaging   381,000          358,000
                              $2,055,000       $1,785,000

4. On February 8, 1999, a new $4,950,000 bank loan agreement was signed. The new loan is collateralized by the Company's plant and equipment. Provisions of the new loan are as follows:

   A $3,960,000 commercial term note with interest fixed at 9.75 percent having an amortization period of 20 years with a maturity in February, 2019.

                           6


   A $990,000 commercial term note with interest fixed at 10.75 percent having an amortization period of 20 years with a maturity in February, 2019.

5. Income (loss) per share of common stock was computed by dividing net income (loss) by the weighted average number of common shares outstanding during the period.
Basic and diluted per share amounts are the same for all periods, since the effect of stock options would be antidulutive or immaterial and therefore not taken into consideration.











































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

Three months ended June 30, 1999 compared to the three months ended
June 30, 1998

	Sales for the three months ended June 30, 1999 increased to $10,801,000 from $9,548,000 for the comparable period in 1998, an increase of $1,253,000 (or 13.1%). Approximately $1,608,000 (or
128.3%) of such amount was due to an increase in the number of pounds of cheese sold. This increase was offset by approximately $355,000
(or 28.3%) due to an decrease in the average selling price for cheese. The volume increase was due to increased demand in the commodity cheese markets. The Company anticipates volume increases and increased demand in the months ahead, although there can be no assurance in this regard. The decrease in average selling price was the result of a decrease in block cheddar market prices resulting in a lower selling price per pound of cheese.
     Cost of sales and gross profit margin for the three months ended June 30, 1999 were $9,933,000 (or 92.0% of sales) and $868,000 (or 8.0%
of sales), respectively, compared to a cost of sales and gross profit margin of $8,797,000 (or 92.1% of sales) and $751,000 (or 7.9% of sales), respectively, for the comparable period in 1998. The cost of sales and gross profit margin for 1999 as a percentage of sales has remained constant as compared to the comparable 1998 period.
                                 8


     Selling, general and administrative expenses for the period ended June 30, 1999 amounted to $622,000 (or 5.8% of sales) compared to $583,000 (or 6.1% of sales) for the comparable period in 1998. The decrease in selling, general and administrative expenses as a percentage of sales was primarily due to the increased sales in the period without a corresponding increase in these expenses.

      Interest expense for the period ended June 30, 1999 amounted to $177,000 compared to $126,000 for the period ended June 30, 1998 an increase of $51,000. This increase is the result of increased borrowing due to the addition of a new whey facility and production equipment and higher revolving credit line usage in the period.

      The provision for income tax for the period ended June 30, 1999 of $2,000 and June 30, 1998 of $1,000 reflect minimum state taxes. Charges for Federal income taxes were offset by decreases in the valuation allowances for the three months ended June 30, 1999 and June 30, 1998. Such amounts are re-evaluated each year based on the results of operations.

      The Company's net income of $71,000 for the period ended
June 30, 1999 represents an improvement of $18,000 from the net income of $53,000 for the comparable period in 1998. The primary factors contributing to these changes are discussed above.

      With respect to its gross profit margin, the Company is continuing its efforts to increase sales of its value added products which are less dependent on the Chicago Mercantile Exchange. The selling price for the Company's nutritional line of cheeses is less dependent on the Block Cheddar Market, which dictates the Company's commodity cheese prices. With respect to its nutritional line of cheeses, the Company is continuing its efforts to increase sales of such products. To date sales of nutritional cheese has not been significant. The Company has now positioned itself to co-pack private label retail products. However, there can be no assurance as to whether such sales can be achieved or maintained. In addition, the Company has continued to upgrade its equipment to enable it to reduce costs and add product lines with greater margins.

Liquidity and Capital Resources

At June 30, 1999 the Company had working capital of $1,302,000 as compared to working capital of $2,746,000 at March 31, 1999. The Company's revolving bank line of credit is available for the Company's working capital requirements.
      At June 30, 1999, $2,126,000 was outstanding under such revolving credit line of credit and $1,411,000 was available for additional borrowing at that time (based on the inventory and receivable formula). Advances under this facility are limited to 50% of inventory and 80% of receivables. The rate of interest on amounts borrowed against the revolving credit facility is prime plus 1%. A .25% annual unused line fee is also charged on this facility. The agreement contains various restrictive covenants the most significant of which relates to limitations on capital expenditures ($500,000 annually without bank consent).
                                 9

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

For the three months ended June 30, 1999 cash used by operating activities was $108,000. In addition to the income from operations, increases in accounts payable of $118,000, and a decrease in prepaid expenses and other current assets of $13,000 provided cash. Cash was decreased by increases in accounts receivable of $94,000. Increases in inventories of $270,000, an increase in other assets of $14,000 and an decrease in accrued expenses of $77,000 also decreased cash.

Net cash used by investing activities was $427,000 for the period ended June 30, 1999 which represented purchase of property, plant and equipment.

Net cash used by financing activities was $1,200,000 for the period ended June 30, 1999. Repayments of the revolving credit loan of $1,174,000 and long-term debt and notes of $26,000, used cash in the period.

The Company estimates that based upon its current plans, its resources including revenues from operations and utilization of its existing credit lines, will be sufficient to meet its anticipated needs for at least 12 months.



                                 10





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

Forward Looking Statements

      This Quaterly Report on Form 10Q (and any other reports issued by the Company from time to time) contains certain forward-looking statements made in reliance upon the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements, including statements regarding the Company's ability to improve margins and increase retail sales, are based on current expectations that involve numerous risks and uncertainties. Actual results could differ materially from those anticipated in such forward-looking statements as a result of various known and unknown factors including, without limitation, future economic, competitive, regulatory, and market conditions, future business decisions, the uncertainties inherent in the pricing of cheese on the Chicago Mercantile Exchange upon which the Company's prices are based, changes in consumer tastes, fluctuations in milk prices, and those factors discussed above under Management's Discussion and Analysis of Financial Condition and Results of Operations. Words such as "believes," "anticipates," "expects," "intends," "may," and similar expressions are intended to identify forward-looking statements, but are not the exclusive means of identifying such statements. The Company undertakes no obligation to revise any of these forward-looking statements.


Item 3. Quantitative and Qualitative Disclosures about Market Risk not applicable








                                    11






                  PART II - OTHER INFORMATION


Item 6.              Exhibits and Reports on Form 8-K

(a)    Exhibits

       Exhibit 27.   Financial Data Schedule

(b)    Reports on Form 8-K


      There were no reports on Form 8-K filed during the three months ended June 30, 1999





































12





                         SIGNATURES


  Pursuant to the requirements of the Securities and Exchange Act of 1934, registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


  August 10, 1999                  Lucille Farms, Inc.
                                  (Registrant)



                                  By:  /s/Alfonso Falivene
                                       Alfonso Falivene,
                                       President (Duly Authorized)



                                  By:  /s/Stephen M. Katz
                                       Stephen M. Katz,
                                       Vice President-Finance
                                       and Administration
                                       (Principal Financial Officer)


























                                    13