Form 10-Q
period 1999-09-30
LUCILLE FARMS INC
filed 1999-11-09
CIK 908179

SECURITIES AND EXCHANGE COMMISSION

                     WASHINGTON, D.C. 20549

                            FORM 10-Q

      ( x )QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15
          (d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

                 For the Quarterly period Ended:
                 September 30, 1999
                 Commission File Number 1-12506

                            LUCILLE FARMS, INC.
           (Exact Name of Registrant as Specified in its Charter)

          Delaware                         13-2963923
         (State or other Jurisdiction      I.R.S. Employer
          Of Incorporation                 Identification No.)

          150 River Road,P.O. Box 517      07045
          Montville, New Jersey            (Zip Code)
          (Address of Principal
           Executive Offices)

          Registrant's Telephone Number, Including Area Code)
          (973) 334-6030

          Former name, former address and former fiscal year, if changed since last report. N/A

          Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the
          past 90 days.   YES  x    NO___

          The number of shares of Registrant's common stock, par value $.001 per share, outstanding as of November 8, 1999 was 2,971,342.



















Item 1. Financial Statements

                       LUCILLE FARMS, INC.

                    CONSOLIDATED BALANCE SHEET

                             ASSETS

                           SEPTEMBER 30, 1999  MARCH 31, 1999
                              (UNAUDITED)

CURRENT ASSETS:

Cash and cash equivalents   $  940,000         $1,924,000

Accounts receivable, net of  5,010,000          3,618,000
allowances of $188,000 at
September 30, 1999 and
$132,000 at March 31, 1999

Inventories                  1,679,000          1,785,000

Deferred income taxes           67,000             67,000

Prepaid expenses and other
current assets                 378,000            143,000

    Total Current Assets     8,074,000          7,537,000

PROPERTY, PLANT AND
EQUIPMENT, NET               7,995,000          7,591,000

OTHER ASSETS:

Due from officers              139,000            139,000

Deferred income taxes          469,000            469,000

Deferred loan costs, net       264,000            268,000

Other                          102,000            152,000

   Total Other Assets          974,000          1,028,000

   TOTAL ASSETS            $17,043,000        $16,156,000


                see notes to consolidated financial statements

                                      2







                     LUCILLE FARMS, INC.

                 CONSOLIDATED BALANCE SHEET

               LIABILITIES AND STOCKHOLDER'S EQUITY

                        SEPTEMBER 30, 1999    MARCH 31, 1999

CURRENT LIABILTIES:
Accounts payable          $  3,872,000         $4,323,000

Current portion of
long-term debt                  98,000             97,000

Accrued expenses               364,000            371,000

  Total Current
  Liabilities                4,334,000          4,791,000

LONG TERM LIABILITIES
Long-term debt               4,823,000          4,863,000
Revolving credit line        3,608,000          3,300,000
Deferred income taxes          536,000            536,000

  Total Long-term
  Liabilities                8,967,000          8,699,000

  TOTAL LIABILITIES         13,301,000         13,490,000

STOCKHOLDER'S EQUITY:

Common stock- $.001
par value,10,000,000 shares
authorized,3,021,342 shares
issued                           3,000              3,000

Additional paid-in capital   4,438,000          4,438,000

Retained (Deficit)earnings    (574,000)        (1,650,000)
                             3,867,000          2,791,000
Less: 50,000 shares
treasury stock at cost        (125,000)          (125,000)

  Total Stockholders' Equity 3,742,000          2,666,000

  TOTAL LIABILITIES AND
  STOCKHOLDERS' EQUITY     $17,043,000        $16,156,000



              see notes to consolidated financial statements

                                    3
                        LUCILLE FARMS, INC.

                CONSOLIDATED STATEMENTS OF OPERATIONS

       FOR THE SIX MONTHS ENDED SEPTEMEBER 30, 1999 AND 1998

                             (UNADUTIED)

                              Six Months Ended September 30,

                                  1999                1998

SALES                      $  24,153,000            $21,536,000

COST OF SALES                 21,799,000             20,043,000

GROSS PROFIT                   2,354,000              1,493,000

OTHER EXPENSE (INCOME):
  Selling                        878,000                844,000

  General and administrative     307,000                326,000

  Interest income                 (8,000)               (18,000)

  Interest expense               355,000                259,000

  Insurance proceeds realized
  -Key Man                      (256,000)              ___-____

TOTAL OTHER EXPENSE (INCOME)   1,276,000              1,411,000

INCOME BEFORE INCOME TAXES     1,078,000                 82,000

(Provision) for income taxes      (2,000)                (1,000)


NET INCOME                    $1,076,000                $81,000
 NET INCOME PER SHARE            $.36                      $.03


WEIGHTED AVERAGE SHARES
OUTSTANDING USED TO COMPUTE
NET INCOME PER SHARE          2,971,342               3,002,500



           see notes to consolidated financial statements





                                     4


                        LUCILLE FARMS, INC.

               CONSOLIDATED STATEMENT OF OPERATIONS

       FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998

                              (UNAUDITED)

                             Three Months Ended September 30,

                              1999                 1998



SALES                      $ 13,352,000         $11,988,000

COST OF SALES                11,866,000          11,246,000

GROSS PROFIT                  1,486,000             742,000

OTHER EXPENSE (INCOME)

   Selling                     408,000              406,000

   General and administrative  155,000              181,000

   Interest income              (4,000)              (6,000)

   Interest expense            178,000              133,000

   Insurance proceeds realized
   -Key Man                   (256,000)          _____-____

TOTAL OTHER EXPENSE (INCOME)   481,000              714,000

INCOME BEFORE INCOME TAXES   1,005,000               28,000

(Provision) for income taxes      -                    -___


NET INCOME                   $1,005,000             $28,000


NET INCOME PER SHARE           $.34                  $.01__


WEIGHTED AVERAGE SHARES
OUTSTANDING USED TO COMPUTE
NET INCOME PER SHARE         2,971,342            3,002,000



               see notes to consolidated financial statements



                                        5
                         LUCILLE FARMS, INC.

                  CONSOLIDATED STATEMENT OF CASH FLOWS

                               (UNAUDITED)

                                 Six Months Ended September 30,

                                       1999            1998

CASH FLOWS FROM OPERATING ACTIVITES:

NET INCOME                           $ 1,076,000     $81,000

Adjustments to reconcile net
income to net cash(used by)
operating activities:

   Depreciation and amortization         240,000     180,000
   Provision for doubtful accounts        56,000      40,000

  (Increase) decrease in assets:
   Accounts receivable                (1,448,000) (1,630,000)
   Inventories                           106,000     526,000
   Prepaid expenses & other current
   assets                               (235,000)    (14,000)
   Other assets                           54,000     (34,000)

   Increase (decrease) in liabilities:
   Accounts payable                     (451,000)    699,000
   Accrued expenses                       (7,000)     30,000
   Net Cash (Used by) Operating
   Activities                           (609,000)   (122,000)
CASH FLOW FROM INVESTING
ACTIVITIES:
   Purchase of property, plant
   equipment                            (644,000)   (562,000)
   Net Cash (used by) Investing
   Activities                           (644,000)   (562,000)
CASH FLOW FROM FINANCING ACTIVITIES:
   (Payments of) proceeds from
   revolving credit loan-net             308,000     359,000
   (Payments of) proceeds from
   long-term debt and notes              (39,000)   (92,000)
   Net Cash (Used by) Provided
   by Financing Activities               269,000     267,000
NET (DECREASE) IN CASH AND
CASH EQUIVALENTS                        (984,000)   (417,000)
CASH AND CASH EQUIVALENTS-BEGINNING    1,924,000     737,000
CASH AND CASH EQUIVALENTS-ENDING        $940,000    $320,000


               see notes to consolidated financial statements

                                      6


                      LUCILLE FARMS, INC.

          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. The Consolidated Balance Sheet as of September 30, 1999, the Consolidated Statement of Operations for the three and six month periods ended September 30, 1999 and 1998 and the Consolidated Statement of Cash Flows for the six month period ended September 30, 1999 and 1998 have been prepared by the Company without audit. In the opinion of management, the accompanying consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the financial position of Lucille Farms, Inc. as of September 30, 1999, the results of its operations for the three months and six months ended September 30, 1999 and 1998 and the changes in its cash flows for the six months ended September 30, 1999 and 1998.

      Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principals have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). Although the Company believes that the disclosures are adequate to make the information presented not misleading, it is suggested that these financial statements be read in conjunction with the year-end financial statements and notes thereto for the fiscal year ended March 31, 1999 included in the Company's Annual Report on Form 10-K as filed with the SEC.

      The accounting policies followed by the Company are set forth in the notes to the Company's consolidated financial statements as set forth in its Annual Report on Form 10-K as filed with the SEC.

2. The results of operations for the three and six months ended September 30, 1999 are not necessarily indicative of the results to be expected for the entire fiscal year.

3.    Inventories are summarized as follows:
                              September 30, 1999    March 31, 1999
       Finished goods            $1,030,000           $855,000
       Raw Materials                323,000            572,000
       Supplies and Packaging       326,000            358,000
                                 $1,679,000         $1,785,000

4. On February 8, 1999, a new $4,950,000 bank loan agreement was signed. The new loan is collateralized by the Company's plant and equipment. Provisions of the new loan are as follows:

          A $3,960,000 commercial term note with interest fixed at
          9.75 percent having an amortization period of 20 years with a maturity in February 2019.

                                    7

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














































                                       8
ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERTAIONS
General

     The Company's conventional cheese product's, which account for substantially all of the Company's sales, are commodity items.
The Company prices its conventional cheese products competitively with others in the industry, which pricing, since May 1997, is referenced to the Chicago Mercantile Exchange (and was formerly referenced to the Wisconsin Block Cheddar Market.) The price the Company pays for fluid milk, a significant component of cost of goods sold, is not determined until the month after its cheese has been sold. While the Company generally can anticipate a change in the price of milk, it cannot anticipate the extent thereof. By virtue of the pricing structure for its cheese and the competitive nature of the marketplace, the Company cannot always pass along to the customer the changes in the cost of milk in the price of its conventional cheese. As a consequence thereof, the Company's gross profit margin for such cheese is subject to fluctuation, which fluctuation, however slight, can have a significant effect on the Company's profitability.

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

Three months ended September 30, 1999 compared to three months ended September 30, 1998

     Sales for the three months ended September 30, 1999 increased to $13,352,000 from $11,988,000 for the comparable period in 1998, an increase of $1,364,000(or 11.4%).
Approximately $1,064,000 (or 78%) of such amount was due to a increase in the number of pounds of cheese sold and approximately $300,000(or 22%) of such increase was due to increased whey sales produced in our new facility. The average selling price for cheese remained relatively constant when compared with the year ago quarter. The volume increase was due to increased demand in the commodity cheese markets.

     Cost of sales and gross profit for the three months ended September 30, 1999 was $11,866,000 (or 88.9% of sales) and $1,486,000 (or 11.1% of sales), respectively, compared to a cost of sales and gross profit margin of $11,246,000 (or 93.8% of sales) and $742,000 (or 6.2% of sales), respectively, for the comparable period in 1998. The decrease in cost of sales and corresponding increase in gross profit margin for 1999(as a percent of sales and corresponding increases in gross profit margin in 1999) was primarily due to a decrease in the Company's cost of raw materials as a percentage of selling price.

                                    9
     Selling, general and administrative expense for the three months ended September 30, 1999 amounted to $563,000
(or 4.2% of sales) compared to $587,000 or (4.9% of sales) for the comparable period in 1998. The decrease in selling, general, and administrative expenses as a percentage of sales was primarily due to the increased sales in the period without a corresponding increase in these expenses.

     Interest expense for the three months ended September 30, 1999 amounted to $178,000 compared to $133,000 for the three months ended September 30, 1998 an increase of $45,000. This increase is the result of increased borrowing due to the addition of a new whey facility and production equipment and higher revolving line usage in the period.

     There was no increase in the provision for income tax for the three month period ended September 30, 1999 and September 30, 1998. Charges for federal income taxes were offset by decreases in the valuation allowances for the three months ended September 30, 1999 and September 30, 1998. Such amounts are re-evaluated each quarter based on the results of operations.

      The Company's net operating income of $749,000 for the three months ended September 30, 1999 represents an improvement of $721,000 from the net income of $28,000 for the comparable period in 1998. The primary factors contributing to these changes are discussed above.

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

Six months ended September 30, 1999 compared to six months
September 30, 1998.
     Sales for the six months ended September 30, 1999 increased to $24,153,000 from $21,536,000 for the comparable period in 1998, an increase of $2,617,000(or 12.2%).
Approximately $2,787,000 (or 106.5%) of such amount was due to a increase in the number of pounds of cheese sold.
Approximately $500,000(or 19.1%) of such amount was due increased whey sales produced in our new facility. These amounts were offset by approximately $670,000 (or 25.6%) due to a decrease in the average selling price for cheese.

                                    10

     The decrease in average selling price was the result of a decrease in block cheddar market prices resulting in a lower average selling price per pound of cheese in the period.

     Cost of sales and gross profit for the six months ended September 30, 1999 was $21,799,000 (or 90.3% of sales) and $2,354,000 (or 9.7% of sales), respectively, compared to a cost of sales and gross profit margin of $20,043,000 (or 93.1% of sales) and $1,493,000 (or 6.9% of sales), respectively, for the comparable period in 1998. The decrease in cost of sales and corresponding increase in gross profit margin for 1999(as a percent of sales and corresponding increases in gross profit margin in 1999) was primarily due to a decrease in the Company's cost of raw materials as a percentage of selling price.

     Selling, general and administrative expense for the six months ended September 30, 1999 amounted to $1,185,000
(or 4.9% of sales) compared to $1,170,000 or (5.4% of sales) for the comparable period in 1998. The decrease in selling, general, and administrative expenses as a percentage of sales was primarily due to the increased sales in the period without a corresponding increase in these expenses.

     Interest expense for the six months ended September 30, 1999 amounted to $355,000 compared to $259,000 for the six months ended September 30, 1998 an increase of $96,000. This increase is the result of increased borrowing due to the addition of a new whey facility and production equipment and higher revolving line usage in the period.

     The provision for income tax for the six month period ended September 30, 1999 of $2,000 and September 30, 1998 of $1,000
reflect minimum state taxes. Charges for federal income taxes were offset by decreases in the valuation allowances for the six months ended September 30, 1999 and September 30, 1998. Such amounts are re-evaluated each quarter based on the results of operations.

      The Company's net operating income of $820,000 for the six months ended September 30, 1999 represents an improvement of $739,000 from the net income of $81,000 for the comparable period in 1998. The primary factors contributing to these changes are discussed above.

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

                                    11


retail products. However, there can be no assurance as to whether such sales can be achieved or maintained. In addition, the Company has continued to upgrade its equipment to enable it to reduce costs and add product lines with greater margins.

Liquidity and Capital Resources

At September 30, 1999 the Company had working capital of $3,740,000 as compared to working capital of $2,746,000 at March 31, 1999. The Company's revolving bank line of credit is available for the Company's working capital requirements.
      At September 30, 1999, $3,608,000 was outstanding under such revolving credit line of credit and $968,000 was available for additional borrowing at that time (based on the inventory and receivable formula). Advances under this facility are limited to 50% of inventory and 80% of receivables. The rate of interest on amounts borrowed against the revolving credit facility is prime plus 1%. A
 .25% annual unused line fee is also charged on this facility. The agreement contains various restrictive covenants the most significant of which relates to limitations on capital expenditures ($1,000,000 annually without bank consent).

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



                                12


For the six months ended September 30, 1999 cash used by operating activities was $609,000. In addition to the income from operations, decreases in inventories of $106,000, and a decrease in other assets of $54,000 provided cash. Cash was decreased by increases in accounts receivable of $1,448,000. Decreases in prepaid expenses and other current assets of $235,000, and a decrease in accounts payable of $451,000 also decreased cash.

Net cash used by investing activities was $644,000 for the period ended September 30, 1999 which represented purchase of property, plant and equipment.

Net cash provided by financing activities was $269,000 for the period ended September 30, 1999. Proceeds from the revolving credit loan of $308,000 provided cash. Payments of long-term debt and notes of $39,000 used cash in the period.

The Company estimates that based upon its current plans, its resources including revenues from operations and utilization of its existing credit lines, will be sufficient to meet its anticipated needs for at least 12 months.

Year 2000 Issue

      The Company has assessed the potential issues associated with the year 2000 and believes that its costs to address such issues would not be material. The Company anticipates that all of its operating systems are Year 2000 compliant. The Company also believes that costs or consequences of an incomplete or untimely resolution would not result in the occurrence of a material event or uncertainty reasonably likely to have a material adverse effect on the Company. The Company believes that its principal suppliers and customers are year 2000 compliant. In the event any of the Company's principal suppliers and customers are not year 2000 compliant it may have a material adverse effect on the Company.



















                                      13
Forward Looking Statements

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



























                                       14
                   PART II - OTHER INFORMATION


Item 6.              Exhibits and Reports on Form 8-K

(a)    Exhibits

       Exhibit 27.   Financial Data Schedule

(b)    Reports on Form 8-K


      There were no reports on Form 8-K filed during the three months ended September 30, 1999










































                                      15
SIGNATURES


     Pursuant to the requirements of the Securities and Exchange
     Act of 1934, registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


     November 9, 1999        Lucille Farms, Inc.
                             (Registrant)


                             By: /s/Alfonso Falivene
                                 Alfonso Falivene
                                 President (Duly Authorized)


                             By: /s/Stephen M. Katz
                                 Vice President-Finance
                                 and Administration
                                 (Principal Financial Officer)


































                                         16