Form 10-Q
period 1999-12-31
LUCILLE FARMS INC
filed 2000-02-14
CIK 908179

SECURITIES AND EXCHANGE COMMISSION

                     WASHINGTON, D.C. 20549

                            FORM 10-Q

      ( x )QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
             OF THE SECURITIES AND EXCHANGE ACT OF 1934

                 For the Quarterly period Ended:
                 December 31, 1999
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

          The number of shares of Registrant's common stock, par value $.001 per share, outstanding as of February 8, 2000 was 2,971,342.



















Item 1. Financial Statements

                       LUCILLE FARMS, INC.

                    CONSOLIDATED BALANCE SHEET

                             ASSETS

                           DECEMBER 31, 1999  MARCH 31, 1999
                              (UNAUDITED)

CURRENT ASSETS:

Cash and cash equivalents   $  477,000         $1,924,000

Accounts receivable, net of  2,674,000          3,618,000
allowances of $188,000 at
December 31, 1999 and
$132,000 at March 31, 1999

Inventories                  1,724,000          1,785,000

Deferred income taxes           45,000             67,000

Prepaid expenses and other
current assets                  98,000            143,000

    Total Current Assets     5,018,000          7,537,000

PROPERTY, PLANT AND
EQUIPMENT, NET               8,190,000          7,591,000

OTHER ASSETS:

Due from officers              141,000            139,000

Deferred income taxes          443,000            469,000

Deferred loan costs, net       260,000            268,000

Other                          116,000            152,000

   Total Other Assets          960,000          1,028,000

   TOTAL ASSETS            $14,168,000        $16,156,000


                see notes to consolidated financial statements

                                      2







                     LUCILLE FARMS, INC.

                 CONSOLIDATED BALANCE SHEET

               LIABILITIES AND STOCKHOLDER'S EQUITY

                        DECEMBER 31, 1999    MARCH 31, 1999

CURRENT LIABILTIES:
Accounts payable          $  2,998,000         $4,323,000

Current portion of
long-term debt                  92,000             97,000

Accrued expenses               269,000            371,000

  Total Current
  Liabilities                3,359,000          4,791,000

LONG TERM LIABILITIES
Long-term debt               4,849,000          4,863,000
Revolving credit line        1,718,000          3,300,000
Deferred income taxes          488,000            536,000

  Total Long-term
  Liabilities                7,055,000          8,699,000

  TOTAL LIABILITIES         10,414,000         13,490,000

STOCKHOLDER'S EQUITY:

Common stock- $.001
par value,10,000,000 shares
authorized,3,021,342 shares
issued                           3,000              3,000

Additional paid-in capital   4,438,000          4,438,000

Retained (Deficit)earnings    (562,000)        (1,650,000)
                             3,879,000          2,791,000
Less: 50,000 shares
treasury stock at cost        (125,000)          (125,000)

  Total Stockholders' Equity 3,754,000          2,666,000

  TOTAL LIABILITIES AND
  STOCKHOLDERS' EQUITY     $14,168,000        $16,156,000



              see notes to consolidated financial statements

                                    3
                        LUCILLE FARMS, INC.

                CONSOLIDATED STATEMENTS OF OPERATIONS

       FOR THE NINE MONTHS ENDED DECEMEBER 31, 1999 AND 1998

                             (UNAUDITED)

                              Nine Months Ended December 31,

                                  1999                1998

SALES                        $34,472,000            $35,496,000

COST OF SALES                 31,385,000             32,654,000

GROSS PROFIT                   3,087,000              2,842,000

OTHER EXPENSE (INCOME):
  Selling                      1,285,000              1,250,000

  General and administrative     463,000                527,000

  Interest income                (12,000)               (25,000)

  Interest expense               511,000                421,000

  Insurance proceeds realized
  -Key Man                      (256,000)              ___-____

TOTAL OTHER EXPENSE (INCOME)   1,991,000              2,173,000

INCOME BEFORE INCOME TAXES     1,096,000                669,000

(Provision) for income taxes      (8,000)                (1,000)


NET INCOME                    $1,088,000               $668,000

NET INCOME PER SHARE: BASIC      $.36                      $.22
                    : DILUTED  __$.36___                ___$.22

WEIGHTED AVERAGE SHARES
OUTSTANDING USED TO COMPUTE
NET INCOME PER SHARE: BASIC    2,971,342               3,002,500
                    : DILUTED  2,984,848               3,002,500


           see notes to consolidated financial statements

                        LUCILLE FARMS, INC.

               CONSOLIDATED STATEMENT OF OPERATIONS

       FOR THE THREE MONTHS ENDED DECEMBER 31, 1999 AND 1998

                              (UNAUDITED)

                             Three Months Ended December 31,

                              1999                 1998



SALES                      $ 10,319,000         $13,960,000

COST OF SALES                 9,586,000          12,611,000

GROSS PROFIT                    733,000           1,349,000

OTHER EXPENSE (INCOME)

   Selling                     407,000              406,000

   General and administrative  156,000              201,000

   Interest income              (4,000)              (7,000)

   Interest expense            156,000              162,000

   Insurance proceeds realized
   -Key Man                    ___-___           _____-____

TOTAL OTHER EXPENSE (INCOME)   715,000              762,000

INCOME BEFORE INCOME TAXES      18,000              587,000

(Provision) for income taxes    (6,000)          _     -___


NET INCOME                     $12,000             $587,000


NET INCOME PER SHARE: BASIC       $.00                $.19__
                    : DILUTED ____$.00___          ___$.19__

WEIGHTED AVERAGE SHARES
OUTSTANDING USED TO COMPUTE
NET INCOME PER SHARE: BASIC    2,971,342            3,002,500
                    : DILUTED  2,984,804            3,002,500


               see notes to consolidated financial statements

                         LUCILLE FARMS, INC.

                  CONSOLIDATED STATEMENT OF CASH FLOWS

                               (UNAUDITED)

                                 Nine Months Ended December 31,

                                       1999            1998

CASH FLOWS FROM OPERATING ACTIVITES:

NET INCOME                           $ 1,088,000    $668,000

Adjustments to reconcile net
income to net cash(used by)
operating activities:

   Depreciation and amortization         360,000     300,000
   Provision for doubtful accounts        56,000      70,000

  (Increase) decrease in assets:
   Accounts receivable                   888,000  (2,766,000)
   Inventories                            61,000     (79,000)
   Prepaid expenses & other current
   assets                                 45,000     (25,000)
   Other assets                           42,000      (8,000)

   Increase (decrease) in liabilities:
   Accounts payable                   (1,325,000)  1,600,000
   Accrued expenses                     (102,000)     73,000
   Net Cash Provided(Used by)
   Operating Activities                1,113,000    (167,000)
CASH FLOW FROM INVESTING
ACTIVITIES:
   Purchase of property, plant
   equipment                            (959,000) (1,844,000)
   Net Cash (used by) Investing
   Activities                           (959,000) (1,844,000)
CASH FLOW FROM FINANCING ACTIVITIES:
   (Payments of) proceeds from
   revolving credit loan-net          (1,582,000)    951,000
   (Payments of) proceeds from
   long-term debt and notes              (19,000)    480,000
   Net Cash (Used by) Provided
   by Financing Activities            (1,601,000)  1,431,000
NET (DECREASE) IN CASH AND
CASH EQUIVALENTS                      (1,447,000)   (580,000)
CASH AND CASH EQUIVALENTS-BEGINNING    1,924,000     737,000
CASH AND CASH EQUIVALENTS-ENDING        $477,000    $157,000


               see notes to consolidated financial statements

                      LUCILLE FARMS, INC.

          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. The Consolidated Balance Sheet as of December 31, 1999, the Consolidated Statement of Operations for the three and nine month periods ended December 31, 1999 and 1998 and the Consolidated Statement of Cash Flows for the nine month period ended December 31, 1999 and 1998 have been prepared by the Company without audit. In the opinion of management, the accompanying consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the financial position of Lucille Farms, Inc. as of December 31, 1999, the results of its operations for the three months and nine months ended December 31, 1999 and 1998 and the changes in its cash flows for the nine months ended December 31, 1999 and 1998.

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

2. The results of operations for the three and nine months ended December 31, 1999 are not necessarily indicative of the results to be expected for the entire fiscal year.

3.    Inventories are summarized as follows:
                              December 31, 1999    March 31, 1999
       Finished goods              $885,000           $855,000
       Raw Materials                491,000            572,000
       Supplies and Packaging       348,000            358,000
                                 $1,724,000         $1,785,000

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

5. Income (loss) per share of commons stock was computed by dividing net income (loss) by the weighted average number of common shares outstanding during the period in accordance with the provisions of the Statement of Financial Accounting Standards No. 128. The dilution in the three and nine month periods ended December 31, 1999 is due to the net incremental effect of incentive stock options and warrants of 13,462 and 13,506. respectively. Basic and diluted per share amounts are the same for 1998, since the effect of stock options would be antidilutive and therefore not taken into consideration.

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

Three months ended December 31, 1999 compared to three months ended December 31, 1998

     Sales for the three months ended December 31, 1999 decreased to $10,319,000 from $13,960,000 for the comparable period in 1998, a decrease of $3,641,000(or 26.1%).
Approximately $4,456,000 (or 122%) of such amount was due to a decrease in the average selling price of cheese. This decrease in sales was offset by an increase in the number of pounds of cheese sold resulting in a $365,000 (or 10%) increase in sales when compared to the year ago quarter and approximately $450,000 (or 12%) was offset by increased whey sales produced in our new facility.


     Cost of sales and gross profit for the three months ended December 31, 1999 was $9,586,000 (or 92.9% of sales) and $733,000 (or 7.1% of sales), respectively, compared to a cost of sales and gross profit margin of $12,611,000 (or 90.3% of sales) and $1,349,000 (or 9.7% of sales), respectively, for the comparable period in 1998. The increase in cost of sales and corresponding decrease in gross profit margin for 1999(as a percent of sales and corresponding decrease in gross profit margin in 1999) was primarily due to an increase in the Company's

                                       9
cost of raw materials as a percentage of selling price.

Selling, general and administrative expense for the three months ended December 31, 1999 amounted to $563,000
(or 5.5% of sales) compared to $607,000 or (4.3% of sales) for the comparable period in 1998. The increase in selling, general, and administrative expenses as a percentage of sales was primarily due to the decreased sales in the period without a corresponding percentage decrease in these expenses.

     Interest expense for the three months ended December 31, 1999 amounted to $156,000 compared to $162,000 for the three months ended December 31, 1998 a decrease of $6,000. This decrease is due to a more favorable rate of borrowing on long-term debt.

     There was a $6,000 increase (due to provision for AMT) in the provision for income tax for the three month period ended December 31, 1999 over the three month period ended December 31, 1998. Charges for federal income taxes were offset by decreases in the valuation allowances for the three months ended December 31, 1999 and December 31, 1998.
Such amounts are re-evaluated each quarter based on the results of operations.

      The Company's net operating income of $12,000 for the three months ended December 31, 1999 represents a decrease of $575,000 from the net income of $587,000 for the comparable period in 1998. The primary factors contributing to these changes are discussed above.

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

Nine months ended December 31, 1999 compared to nine months
December 31, 1998.
     Sales for the nine months ended December 31, 1999 decreased to $34,472,000 from $35,496,000 for the comparable period in 1998, a decrease of $1,024,000(or 2.9%).
Approximately $4,980,000 (or 486%) of such amount was due to a decrease in the average selling price for cheese. Approximately $960,000(or 94%) of such amount was offset by increased whey sales produced in our new facility.

                                       10



    The decrease in average selling price was also offset by approximately $2,996,000 (or 293%) due to an increase in the number of pounds of cheese sold in the period.


     The decrease in average selling price was the result of a decrease in block cheddar market prices resulting in a lower average selling price per pound of cheese in the period.

     Cost of sales and gross profit for the nine months ended December 31, 1999 was $31,385,000 (or 91.0% of sales) and $3,087,000 (or 9.0% of sales), respectively, compared to a cost of sales and gross profit margin of $32,654,000 (or 92.0% of sales) and $2,842,000 (or 8.0% of sales), respectively, for the comparable period in 1998. The decrease in cost of sales and corresponding increase in gross profit margin for 1999(as a percent of sales and corresponding increases in gross profit margin in 1999) was primarily due to a decrease in the Company's cost of raw materials as a percentage of selling price.

     Selling, general and administrative expense for the nine months ended December 31, 1999 amounted to $1,748,000
(or 5.1% of sales) compared to $1,777,000 or (5.0% of sales) for the comparable period in 1998. The increase in selling, general, and administrative expenses as a percentage of sales was primarily due to the decreased sales in the period without a corresponding decrease in these expenses.

     Interest expense for the nine months ended December 31, 1999 amounted to $511,000 compared to $421,000 for the nine months ended December 31, 1998 an increase of $90,000. This increase is the result of increased borrowing due to the addition of a new whey facility and production equipment and higher revolving line usage in the period.

     The provision for income tax for the nine month period ended December 31, 1999 of $8,000 and December 31, 1998 of $1,000 reflect minimum state taxes and provision for AMT. Charges for federal income taxes were offset by decreases in the valuation allowances for the nine months ended December 31, 1999 and December 31, 1998. Such amounts are re-evaluated each quarter based on the results of operations.

      The Company's net operating income of $1,088,000 for the nine months ended December 31, 1999 represents an improvement of $420,000 from the net income of $668,000 for the comparable period in 1998. The primary factors contributing to these changes are discussed above.

     With respect to its gross profit margin, the Company is continuing its efforts to increase sales of its value added products which are less dependent on the Chicago Mercantile

                                         11
Exchange. The selling price for the Company's nutritional line of cheeses is less dependent on the Block Cheddar Market, which dictates the Company's commodity cheese prices. With respect to its nutritional line of cheeses, the Company is continuing its efforts to increase sales of such products.
To date sales of nutritional cheese has not been significant. The Company has now positioned itself to co-pack private label retail products. However, there can be no assurance as to whether such sales can be achieved or maintained. In addition, the Company has continued to upgrade its equipment to enable it to reduce costs and add product lines with greater margins.

Liquidity and Capital Resources

At December 31, 1999 the Company had working capital of $1,659,000 as compared to working capital of $2,746,000 at March 31, 1999. The Company's revolving bank line of credit is available for the Company's working capital requirements.

      At December 31, 1999, $1,718,000 was outstanding under such revolving credit line of credit and $1,596,000 was available for additional borrowing at that time (based on the inventory and receivable formula). Advances under this facility are limited to 50% of inventory and 80% of receivables. The rate of interest on amounts borrowed against the revolving credit facility is prime plus 1%. A
 .25% annual unused line fee is also charged on this facility. The agreement contains various restrictive covenants the most significant of which relates to limitations on capital expenditures ($1,000,000 annually without bank consent). In addition, the Company is required to generate an increase in its dollar amount of net worth annually. The Company intends to continue to utilize this line of credit as needed for operations.

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

      The Company's major source of external working capital financing has been and is currently the revolving line of credit. For the foreseeable future the Company believes that its current working capital and its existing lines of credit will continue to represent the

                                     12
Company's major source of working capital financing besides income generated from operations.

      For the nine months ended December 31, 1999 cash provided by operating activities was $1,113,000. In addition to the income from operations, decreases in accounts receivable of $888,888, in inventories of $61,000, and a decrease in prepaid expenses and other assets of $87,000 provided cash. Cash was decreased by a decrease in accrued expenses of $102,000 and a decrease in accounts payable of $1,325,000.

Net cash used by investing activities was $959,000 for the period ended December 31, 1999 which represented purchase of property, plant and equipment.

Net cash used by financing activities was $1,601,000 for the period ended December 31, 1999. Payments of the revolving credit loan of $1,582,000 used cash. Payments of long-term debt and notes of $19,000 also used cash in the period.

The Company estimates that based upon its current plans, its resources including revenues from operations and utilization of its existing credit lines, will be sufficient to meet its anticipated needs for at least 12 months.

Year 2000 Issue

      Many software applications and operational programs written in the past may not properly recognize calendar dates beginning in the Year 2000. It is possible that, even after January 1, 2000, this problem could force computers to either shut down or provide incorrect information and could result in an inability to process transactions or engage in normal business activities. The Company believes that its operations systems will not be impacted by the Year 2000 issue. Costs spent to date on the Year 2000 issue are minimal and the Company does not expect to incur additional costs which would be considered material. If the Company determines that a particular vender will be impacted by this problem, it may attempt to identify additional or replacement vendors which could delay accessibility of the products or services provided by such vendors. A delay or failure to identify an additional or replacement vendor could have a material adverse effect on the Company's business, operating results and financial condition.

Forward Looking Statements

      This Quarterly Report on Form 10Q (and any other reports issued by the Company from time to time) contains certain forward-looking statements made in reliance upon the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements, including statements regarding the Company's ability to improve margins and increase retail sales, are based on current expectations that involve numerous risks and uncertainties. Actual results could differ materially from those anticipated in such forward-looking statements as a result of various known and unknown factors including, without limitation, future economic, competitive, regulatory, and market conditions, future business decisions, the uncertainties inherent in the pricing of cheese on the Chicago Mercantile Exchange upon which the Company's prices are based, changes in consumer tastes, fluctuations in milk prices, and those factors discussed above under Management's Discussion and Analysis of Financial Condition and Results of Operations. Words such as "believes," "anticipates," "expects," "intends," "may," and similar expressions are intended to identify forward-looking statements, but are not the exclusive means of identifying such statements. The Company undertakes no obligation to revise any of these forward-looking statements.




Item 3. Quantitative and Qualitative Disclosures about Market Risk

Not applicable

                   PART II - OTHER INFORMATION

Item 4.              Submission of Matters to a Vote of
                     Security Holders.

        An Annual Meeting of Stockholders was held on November 18, 1999. The matters voted on at the meeting and the votes cast were as follows.

 (a) The following directors were reappointed to serve as directors until the Annual Meeting of Stockholders of the Company to be held in the year 2000.

                          Votes For              Votes Withheld
                          ---------              --------------
Gennaro Falivene          2,309,890              49,800
Alfonso Falivene          2,310,890              48,800
Stephen M. Katz           2,309,890              49,800
Howard S. Breslow         2,013,180             346,510
Jay M. Rosengarten        2,013,180             346,510

 (b) The selection of Citrin, Cooperman & Company, LLP as independent auditors for the year ending March 31, 2000 was ratified.

     For               Against           Abstain
     ---               -------           -------
     2,058,680         300,310           700


Item 6.              Exhibits and Reports on Form 8-K

(a)    Exhibits

       Exhibit 27.   Financial Data Schedule

(b)    Reports on Form 8-K


      There were no reports on Form 8-K filed during the three months ended December 31, 1999

                             SIGNATURES


     Pursuant to the requirements of the Securities and Exchange
     Act of 1934, registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


     February 11, 2000        Lucille Farms, Inc.
                             (Registrant)


                             By: /s/Alfonso Falivene
                                 Alfonso Falivene
                                 President (Duly Authorized)


                             By: /s/Stephen M. Katz
                                 Vice President-Finance
                                 and Administration
                                 (Principal Financial Officer)