Form 10-K
period 2000-03-31
LUCILLE FARMS INC
filed 2000-06-23
CIK 908179

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.    20549
   _____________________
[Mark One]     		    FORM 10-K

  [x ]	           ANNUAL REPRORT TO SECTION 13 OR 15 (d)
               OF THE SECURITIES EXCHANGE ACT OF 1934
              For the fiscal year ended March 31,2000

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [x]

The aggregate market value of the voting stock held by non-affiliates of the Registrant was $5,545,854 based on the average bid and ask price as reported by NASDAQ on June 15, 2000.

The number of shares of the Registrant's common stock outstanding as of June 15, 2000 was: 2,971,342.

Documents Incorporated by Reference
None
















PART I

ITEM  1.	BUSINESS

General

Lucille Farms, Inc. (the "Company") is engaged in the manufacture and marketing of mozzarella cheese and, to a lesser extent, other Italian variety cheeses. Utilizing proprietary formulas and processes, the Company has developed a line of value added, Nutritional cheeses, including reduced fat, fortified, and organic cheeses. For the fiscal year ended March 31,2000, conventional mozzarella cheese sales and blends accounted for over 90% of the Company's revenues. Sales of the Company's Nutritional line of products during these periods were not significant. The Company's products, which are primarily manufactured in the Company's production facility in Swanton, Vermont, are made of natural ingredients.

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

    The Company believes that its proprietary process utilized in its Nurtitional cheeses can be applied to a wide variety of cheese products and, accordingly, plans to continue to develop new dairy related products that meet the increasing demand for healthier products that satisfy consumer taste and appearance expectations.

The Company has installed the necessary equipment enabling it to package retail shredded cheese. The Company is negotiating with several companies to co-pack their private label retail cheese lines in popular sizes. Additionally, the Company has developed a distinctive Lucille Farms branded line of retail cheeses. The Company has begun shipping to retailers in the Northeast United States. The Company believes its new retail product line will enable it to realize the higher profit margins available in the retail marketplace. At present the Company is considering other retail opportunities.

 Health and Nutritional Concerns

     During the past twenty years, medical and dietary experts have been advocating a diet that is lower in saturated fat, cholesterol and sodium as a means of reducing the risk of heart disease and other health problems. The public's concern with eating a more healthful diet has increased significantly.

             The Company believes that as public awareness of health and nutrition continues to grow, consumers will increasingly purchase organic, natural and/or fortified foods.
Accordingly, the Company believes that nutritional cheeses will represent an increasingly larger share of total cheese sales as a result of their nutritional advantages over conventional cheeses.

                                  2




Products

	The Company's products include the following:

	Conventional Cheese Group:

Conventional Mozzarella. The Company's premium quality, all natural mozzarella cheese meets or exceeds all federal and industrial standards for purity, freshness, taste, appearance and texture. During the fiscal years ended March 31, 1998, 1999 and 2000, conventional mozzarella cheese sales and blends accounted for approximately 88%, 86% and 89 %, respectively, of the Company's sales.

Conventional Provolone. The Company's provolone is a premium quality, all natural cheese that meets or exceeds all federal and industry standards for purity, freshness, taste, appearance and texture. During the fiscal years ended March 31, 1998, 1999 and 2000, sales of conventional provolone accounted for approximately 5%, 5%, and
 4 %, respectively, of the Company's sales.

Conventional Feta. The Company's Feta is a premium quality, all natural cheese that meets or exceeds all federal and industrial standards for purity, freshness, taste, appearance and texture. During the fiscal years ended March 31, 1998, 1999 and 2000, sales of Feta accounted for less than 1% of the Company's sales in each of such periods.

Nutritional Product Group:

Organic Cheese.  The Company is now marketing a line of Organic
Cheeses. The line includes consumer sized packages of shredded and or/chunk Mozzarella, Cheddar, Monterey Jack, Jalapeno Jack, Garlic & Herb, and Swiss cheeses, sold to supermarkets, gourmet and health food stores in the Northeastern USA.

Lactose Free Mozzarella: The Company's lactose free Mozzarella looks tastes and melts just like conventional Mozzarella, but has no lactose. This product is targeted at the millions of Americans who have difficulty digesting the lactose in dairy products.

Mozzi-RITET.   The Company manufactures a proprietary mozzarella-style
cheese substitute made with 97% pasteurized skim milk and 3% canola and sunflower oils. Mozzi-RITET is all natural, cholesterol free and low in saturated fat and sodium. A "substitute cheese" must be nutritionally equal or superior to its conventional counterpart, whereas "imitation cheese" (which the Company does not produce) is nutritionally inferior to conventional cheese. The Company believes that its Mozzi-RITET cheese substitute has the taste, mouth feel, texture, handling and cooking characteristics of conventional mozzarella. Mozzi-RITET differs from "conventional cheese" in that oils are used in its manufacture, whereas butterfat containing cholesterol and saturated fat is used in the manufacture of conventional cheese. To the Company's knowledge, there is currently no other all-natural, cholesterol-free mozzarella-style cheese substitutes on the market.
                                  3
Tasty-Lite CheeseT - Fat Free.   This all natural mozzarella cheese is
made from 100% pasteurized skim milk, and contains no fat or cholesterol, is low in sodium and has reduced calories compared to conventional mozzarella. The Company is not aware of any other all-natural, real mozzarella cheese available that is both fat and cholesterol free.

Tasty-Lite CheeseT - Light.   This all-natural mozzarella cheese is
made from 100% pasteurized part-skim milk and contains nearly 60% less fat than whole milk mozzarella, and 50% less fat than conventional part-skim mozzarella. This product is low in cholesterol and sodium. Its fat content, however, is greater than the Company's Tasty-Light CheeseT - Low Fat nutritional product.

During the fiscal years ended March 31, 1998, 1999 and 2000, the Company's nutritional product accounted for approximately 2%, 1% and 1%, respectively, of the Company's total sales. While the Company's conventional cheeses are viewed as commodity items, the Company believes that its nutritional line should be viewed as "premium" products, which enables the Company to charge higher prices.

      Proprietary Formulas and Processes; New Product Development

The Company's nutritional products are made using the Company's formulas and processes, which are believed to be proprietary. The formulas and processes for the Company's nutritional products were designed and developed by the Company's founders specifically for these products. The rights to these formulas and processes have been assigned by such officers to the Company. These proprietary processes can be applied to a wide variety of cheese, and the Company's future plans include developing other varieties of nutritional cheeses and products (e.g., provolone, ricotta, feta and cheddar). However, there can be no assurance that the Company will be successful in such development, or that, if developed, such products will be accepted by the marketplace or prove profitable.

Production Facilities


       The Company currently produces substantially all of its products at its manufacturing plant in Swanton, Vermont.The Swanton facility, located in Franklin County, Vermont's highest volume dairy producing area, operates 24 hours a day, 6 days a week and ships approximately 550,000 pounds of bulk products per week. The plant currently has 84 full-time employees. The Company has equipment for shredding, dicing, slicing, vacuum packaging, gas flush bag packaging, and labeling its products.The manufacturing equipment is of modern design and assembled in a flow through arrangement for a labor saving operation. The production operation has been established in such a way that changes in cheese orders, whether size, specification, packaging, labeling or delivery dates, can be accomplished without significant effort or disruption of operations. Due to recent improvements, the Company's facility now has the capacity to produce approximately 600,000 pounds of bulk product per week. In the event additional capacity is required, the Company may either (a) contract out its excess production to, and/or rent plant time from, other manufacturers ("co-packing"), or (b) further expand its current plant facilities, subject to appropriate financing, for which it believes it has sufficient acreage and technical capabilities. However, there can be no assurance that co-packing arrangements can be effectuated, or, if effectuated, that such arrangements could be done in a timely manner and at a reasonable cost.

                                   4






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






Quality Control

	The Company is supplied with milk by the largest milk cooperative headquartered in Vermont. Quality control starts on the local farms, which produce the milk for the cooperative. The milk is delivered to the Company directly from the farms on a regular and timely basis. The Company tests all milk received. Throughout the production process, the Company subjects its products to quality control inspection and testing in order to satisfy federal regulation, meet customer specifications and assure consistent product quality. The Company currently employs two persons qualified to perform the necessary testing as prescribed by state, federal and the Company's quality standards and specifications. Such tests are performed at the Company's on-site laboratory. A sample of each product batch is tested promptly after the manufacture and again before shipment for various characteristics, including taste, color, acidity, surface tension, melt, stretch and fat retention. On a frequent basis, random samples are sent to qualified independent labs to test for bacteria and other microorganisms. Federal and state regulatory agencies also perform regular inspections of the Company's products and facilities.
                               5

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

Markets and Customers
The Company's products are sold primarily to the food service and industrial segment of the cheese market. The Company has begun to market its products to the retail segment of the cheese market beginning in July of 1999, primarily to supermarkets in the Northeastern U.S.

	The food service segment of the cheese market includes pizza chains and independent pizzerias, restaurants, recreational facilities, transportation hubs, business feeders, health care facilities, schools and other institutions which utilize the company's products as ingredients in preparing foods for on premise consumption. The Company sells its products to the food service segment of the cheese market through a network of 20 non-exclusive food brokers that sell to approximately 140 independent distributors that service the industry in over 27 states and Washington, D.C. The bulk of the Company's products distributed in the food service market are utilized by regional pizza chains and independent pizza shops. For the fiscal years ended March 31, 1998, 1999 and 2000, sales of the Company's products to food service segment of the cheese market accounted for approximately 70% to 80% of revenues. Virtually all of such sales were of the Company's conventional cheeses. In the fiscal years ended March 31, 2000 and 1999 one customer, Lisanti Foods, Inc., accounted for approximately 11% and 15% of sales, respectively. In the fiscal year ended March 31, 1998 no one customer accounted for more than 10% of the Company's sales.

	In the industrial segment of the cheese market, the Company sells its products to manufacturers for use as an ingredient in processed foods, such as frozen and refrigerated pizzas, a variety of Italian specialty convenience foods, and general frozen entrees and side dishes. The finished processed foods are then generally sold to retail supermarkets and grocery accounts under various brand names. The majority of the Company's sales of its conventional cheese and nutritional products to the industrial market are made directly by the Company's in-house sales staff.For the fiscal years ended March 31, 1998, 1999 and 2000, sales of the Company's products to the industrial segment of the cheese market accounted for approximately 9% to 19% of revenues.
      The retail segment of the cheese market consists of independent and chain supermarkets, natural food stores, warehouse club stores, and other food retailers. The retail segment accounted for about 1% of total sales in 2000.


Sales and Marketing

      The thrust of the Company's sales and marketing efforts have recently shifted to emphasize its retail and shredded cheese products. We believe that the retail and shredded cheese market offers the Company a significant marketing opportunity. The Company is seeking to establish these products as a substantial portion of its sales, but there can be no assurance that it will be successful in doing so.
                                    6
Competition
The company faces intense competition. The conventional cheese market is a commodity, price-sensitive industry, with numerous small local, medium-sized regional and large national competitors. The Company competes with many established national manufactures of conventional cheese, including Kraft, Inc., Borden, Inc., Sargento Foods, Inc., Suprema Foods and Sorrento Cheese Company Inc. There are also a number of national dairy cooperatives, including Dairymen's Creamery Association Inc., Agri-Mark and D.F.A. Inc. Many of these competitors have significantly greater financial and other resources than the Company.

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

Although the Company believes its formulas, processes and technology for its nutritional products are proprietary, the Company has not sought and does not intend to seek patent protection for such technology. In not seeking patent protection, the Company is instead relying on the complexity of its technology, trade secrecy laws and employee confidentially agreements. However, there can be no assurance that other companies will not acquire information which the Company considers to be proprietary or will not independently develop equivalent or superior products or technology and obtain patents or similar rights with respect thereto. Although the Company believes that its technology has been independently developed and does not infringe upon the patents of others, certain components of the Company's manufacturing processes could infringe existing or future patents, in which event the Company may be required to modify its processes or obtain a license. No assurance can be given that the Company will be able to do so in a timely manner or upon acceptable terms and conditions, and the failure to do either of the forgoing could have a material adverse effect on the Company.
                                  7
Government Regulation
The dairy industry is subject to extensive federal, state and local government regulation, including the Food and Drug Administration ("FDA"), the United States Department of Agriculture, the State of Vermont Department of Agriculture and the Vermont Environmental Protection Agency, regarding the quality, purity, manufacturing, marketing, advertising, labeling and distribution of food products. The Company's plant is subject to regulation and inspection by these agencies and failure to comply with one or more regulatory requirements can result in fines and sanctions, including the closing of all or a portion of the facility until the manufacturer, is able to bring its operations or products into compliance.

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

Employees

      The Company and its wholly owned manufacturing subsidiary currently employ 91 full-time employees, four of which are executive officers of the Company. Of such employees, seven are in executive and administrative positions, 79 are in production and distribution, and five are in clerical positions. Of such employees, 84 are located at the Swanton, Vermont facility and seven are located at the Company's executive offices in Montville, New Jersey.

                                    8





























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

	In 1999 the Company completed construction, and began operating, a 10,000 square foot whey drying facility adjacent to its Swanton, VT cheese plant.

      The Company's executive offices, consisting of approximately 1,900 square feet, are located in Montville, New Jersey. Approximately 1,000 square feet of such premises are leased from Messrs. Gennaro and Alfonso Falivene and the estate of Philip Falivene, officers, directors, and principal stockholders of the Company, all of whom own the office condominium unit. The Company currently pays Messrs. Falivene $1,200 per month rent for such premises, which is the fair market value for such space, on a month-to-month basis. The remainder of the Company's premises is occupied pursuant to a month-to-month lease from Messrs. Gennaro and Alfonso Falivene, and the estate of Philip Falivene, pursuant to which the Company pays $750 per month rent.

      The Company leases a parcel of land adjacent to the Vermont facility. This parcel is owned by Messrs. Gennaro and Alfonso Falivene, and the estate of Philip Falivene. The space is used as an employee parking lot and its use was required in conjunction with the construction of the new Whey drying facility. The lease is for a ten year period. Rentals are $750 monthly for the first five years and $900 monthly for the additional five year period. Rent expense for the years ended March 31, 2000 and 1999 was $9,000 and $6,000, respectively. This lease has a purchase option to purchase at fair market value at the end of the ten year period. This lease was assigned to the Bank in conjunction with the Whey Plant financing.

ITEM 3.     LEGAL PROCEEDINGS

	The Company is not a party to any material pending legal proceedings.



ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

					NOT APPLICABLE

                                 9







PART II

ITEM 5. 	MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
			STOCKHOLDER MATTERS

The Common Stock trades on the National Association of Securities
Dealers Automated quotation System ("NASDAQ") under the symbol "LUCY". The following table sets forth the high and low bid quotations reported on NASDAQ for the Common Stock for the periods indicated.

                                    						High		Low


Year Ended March 31, 2000:

First Quarter	                      			3-5/8 	2-3/8
Second Quarter			                     	3-3/8		2-3/8
Third Quarter				                     4-3/16 	2-1/4
Fourth Quarter		                     		5-1/2 	3-1/2


Year Ended March 31, 1999:

First Quarter    	       	           1-13/16  1-1/8
Second Quarter	  		                    2-1/2		1-9/16
Third Quarter	   		                    3-1/4		1-13/16
Fourth Quarter	    		                  4      	2-5/16

The above quotations represent prices between dealers, do not include retail mark-ups, markdowns or commissions and do not necessarily reflect actual transactions.

As of June 15, 2000 there were approximately 125 holders of record of Common Stock. Since many shares are registered in street name, the number of beneficial owners is considerably higher.

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

                                10

















ITEM 6.		SELECTED FINANCIAL DATA

	The following tables summarize certain financial data which should be read in conjunction with the report of the Company's independent auditors and the more detailed financial statements and the notes thereto which appear elsewhere herein.

Statement of Operations Data (in thousands, except share and per share data)








                                    Year Ended March 31

	                  2000        1999      1998      1997      1996

Net Sales..      $42,810     $46,048   $36,175  $43,890   $41,708

Net income (loss).    71         729    (2,138)    (935)      773

Net income (loss) per
share ..   B          .02        .24      (.71)    (.31)      .25

Weighted average common
and common equivalent
shares outstanding . 2,971,342   2,994,711 3,002,500 3,005,513 3,052,500

        Balance Sheet Data (in thousands)

        				_____________March 31_______________________

   			                2000          1999    1998     1997    1996


Total assets .  .    $15,223      $16,156  $11,656  $13,330  $12,773

Long-term debt and
capital lease
obligations . .        7,970        8,163    4,832    2,150    1,902

Total liabilities.    12,486       13,490    9,645    9,181    7,564

Working capital        1,945        2,746    1,282     713     1,345

Stockholders' equity.  2,737        2,666    2,011   4,149     5,209
	____________________



                                     11





ITEM 7.         	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
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

Year ended March 31, 2000 compared to the year ended March 31, 1999

	Sales for the year ended March 31, 2000 decreased to $42,810,000 from $46,048,000 for the comparable period in 1999, a decrease of $3,238,000 (or 7.0%). Approximately $6,068,000 (or 187.4%) of such amount was due to a decrease in the average selling price of cheese. This decrease in sales was offset by an increase in the number of pounds of cheese sold resulting in $1,860,000 increase in sales when compared to the year ago period and approximately $970,000 (or 30%) was offset by increased whey sales produced in our new facility.

      Cost of sales and gross profit margin for the year ended March 31, 2000 were $40,012,000 (or 93.5% of sales) and $2,798,000 (or 6.5% of sales), respectively, compared to a cost of sales and gross profit margin of $42,366,000 (or 92.0% of sales) and $3,682,000 (or 8.0% of sales), respectively, for the comparable period in 1999. The increase in cost of sales and corresponding decrease in gross profit margin for 2000 as a percentage of sales is primarily due to a increase in the Company's cost of raw materials as a percentage of selling price.

      Selling, general and administrative expenses for the year ended March 31, 2000 amounted to $2,299,000 (or 5.4% of sales) compared to $2,473,000 (or
5.4% of sales) for the comparable period in 1999. Selling, general and administrative expenses as a percentage of sales remained constant in the period.
                              12
      Interest expense for the year ended March 31, 2000 amounted to $691,000 compared to $505,000 for the year ended March 31, 1999 an increase of $186,000. This increase is the result of increased borrowing due to the addition of new plant production equipment and higher revolving credit line usage in the year.

      The provision for income tax for the year ended March 31, 2000 of $8,000 and March 31, 1999 of $3,000 reflect minimum taxes with the tax benefits of operating loss carryforwards being offset by the effect of changes in the valuation allowance. Such amounts are re-evaluated each year based on the results of the operations.

      The Company's net income of $71,000 for the year ended March 31, 2000 represents a decrease of $658,000 from the net income of $729,000 for the comparable period in 1999. The primary factors contributing to these changes are discussed above.

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

      Selling, general and administrative expenses for the year ended March 31, 1999 amounted to $2,473,000 (or 5.4% of sales) compared to $2,260,000 (or
6.2% of sales) for the comparable period in 1998. The decrease in selling, general and administrative expenses as a percentage of sales was primarily due to the increased sales in the period without a corresponding increase in these expenses.
                                13
      Interest expense for the year ended March 31, 1999 amounted to $505,000 compared to $481,000 for the year ended March 31, 1998 an increase of $24,000. This increase is the result of increased borrowing due to the addition of new plant production equipment and higher revolving credit line usage in the year.

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




Liquidity and Capital Resources

At March 31, 2000 the Company had working capital of $1,945,000 as compared to working capital of $2,746,000 at March 31, 1999. The Company's revolving bank line of credit is available for the Company's working capital requirements.

At March 31, 2000, $3,117,000 was outstanding under such revolving credit line of credit and no funds were available for additional borrowing at that time (based on the inventory and receivable formula). Advances under this facility are limited to 50% of inventory and 80% of receivables. The rate of interest on amounts borrowed against the revolving credit facility is prime plus 1%. A .25% annual unused line fee is also charged on this facility. The agreement contains various restrictive covenants the most significant of which reflects to limitations on capital expenditures ($500,000 annually without bank consent). In addition, the Company is required to generate an increase in its dollar amount of net worth annually. The Company intends to continue to utilize this line of credit as needed for operations.

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

                               14
      The Company's major source of external working capital financing has been and is currently the revolving line of credit. For the foreseeable future the Company believes that its current working capital and its existing lines of credit will continue to represent the Company's major source of working capital financing besides income generated from operations.

For the year ended March 31, 2000 cash provided by operating activities was $10,000. In addition to the income from operations, decreases in accounts receivable of $444,000,and a decrease in prepaid expenses and other assets of $94,000 provided cash. Cash was decreased by decreases in accounts payable of $767,000, an increase in inventories of $390,000 and a decrease in accrued expenses of $64,000 also utilized cash.

Net cash used by investing activities was $1,204,000 for the year ended
March 31, 2000 which represented purchase of property, plant and equipment of $1,199,000 and loan increases amounting to $5,000.

Net cash used by financing activities was $283,000 for the year ended
March 31, 2000. Repayments of the revolving credit loan amounting to $183,000 used cash. Repayments of long-term debt and notes of $100,000 also used cash in the period.

The Company estimates that based upon its current plans, its resources including revenues from operations and utilization of its existing credit lines, will be sufficient to meet its anticipated needs for at least 12 months.


Year 2000 Issue

      The Company has assessed the potential issues associated with the year 2000 and believes that its costs to address such issues would not be material. The Company believes that all of its operating systems are Year 2000 compliant

Safe Harbor Statement

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

                                  15



ITEM 7a. QUALITATIVE AND QUANTITATIVE DISCLOSURE ABOUT MARKET RISK

The registrant does not utilize market rate sensitive instruments for trading or other purposes.






ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

					Follow on next page

























Shareholders
Lucille Farms, Inc.
and Subsidiaries

Independent Auditors' Report

	We have audited the accompanying consolidated balance sheet of Lucille Farms, Inc. and Subsidiaries as at March 31, 2000 and 1999 and the related consolidated statements of operations, stockholders' equity and cash flows for the years ended March 31, 2000, 1999 and 1998.
These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

	In our opinion, the aforementioned consolidated financial statements present fairly, in all material respects, the financial position of Lucille Farms, Inc. and Subsidiaries as at March 31, 2000 and 1999, and the results of their operations and their cash flows for the years ended March 31, 2000, 1999 and 1998 in conformity with generally accepted accounting principles.


                                   /s/ Citrin Cooperman & Company, LLP
						CITRIN COOPERMAN & COMPANY, LLP


New York, New York
June 2, 2000






                      LUCILLE FARMS, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEET
                               AS AT MARCH 31,

		                             Assets        	  2000              1999
Current Assets:
   Cash and cash equivalents	        	     $   447,000     $  1,924,000
   Accounts receivable, net of allowances    3,122,000        3,618,000
   of $103,000 in 2000 and $132,000 in 1999
   Inventories				                           2,175,000        1,785,000
   Deferred income taxes			                     60,000           67,000
   Prepaid expenses and other current
   assets						                                107,000          143,000
	Total Current Assets		                      5,911,000        7,537,000
Property, Plant and Equipment, Net	          8,328,000        7,591,000
Other Assets:
   Due from officers                     			   144,000          139,000
   Deferred income taxes			                    490,000          469,000
   Deferred loan costs, net			                 256,000          268,000
   Other						                                  94,000          152,000
      Total Other Assets		                     984,000        1,028,000
      TOTAL ASSETS		                      $ 15,223,000     $ 16,156,000

                  LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
   Accounts payable			                      $ 3,556,000    $   4,323,000
   Current portion of long-term debt	           103,000           97,000
   Accrued expenses		   		                      307,000          371,000
      Total Current Liabilities	              3,966,000        4,791,000
Long-Term Liabilities:
   Long-term debt				                         4,853,000        4,863,000
   Revolving credit loan	             	       3,117,000        3,300,000
   Deferred income taxes                  			   550,000          536,000

      Total Long-Term Liabilities     	       8,520,000        8,699,000

      TOTAL LIABILITIES             			      12,486,000       13,490,000

Stockholders' Equity:
   Common stock,$0.001 par value,
   10,000,000 shares authorized,
   3,021,342 shares issued                        3,000            3,000
   Additional paid-in capital	              		 4,438,000        4,438,000
   Accumulated deficit                 	      (1,579,000)      (1,650,000)
							                                        2,862,000        2,791,000

Less:Cost of 50,000 shares treasury
           stock                                (125,000)        (125,000)
      Total Stockholders' Equity		             2,737,000        2,666,000

TOTAL LIABILITIES AND
STOCKHOLDERS' EQUITY             		           $15,223,000      $16,156,000

          See accompanying notes to consolidated financial statements.


LUCILLE FARMS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF OPERATIONS
FOR THE YEARS ENDED MARCH 31,


		           	       2000           1999	           1998
Sales				        $42,810,000      $46,048,000	 $36,175,000

Cost of Sales		   40,012,000       42,366,000	  35,627,000

Gross Profit 		    2,798,000        3,682,000	     548,000

Other Expense (Income):
Selling  		    	    1,655,000        1,655,000	   1,624,000
General and
Administration        644,000          818,000      636,000
  Other Income       (256,000)           --	   	    (10,000)
  Interest Income	    (15,000)         (28,000)	    (46,000)
 Interest Expense	    691,000          505,000      481,000


Total Other Expense
(Income)             2,719,000        2,950,000     2,685,000

  Income(loss)before
  income taxes	 	       79,000          732,000	  (2,137,000)

(Provision) for
income taxes           (8,000)          (3,000)       (1,000)

 Net Income (Loss) 	   $71,000      $   729,000   $(2,138,000)
                      ---------       -----------   -------------
 Net Income(Loss)per $    .02      $      .24       $    (.71)
 share(basic)

 Net Income (Loss) per
 share(diluted)      $    .02      $      .24       $     (.71 )

Weighted average shares
outstanding used to compute
net income (loss) per share
(basic)              2,971,342        2,994,711	   3,002,500

Weighted average shares
outstanding used to compute
net income (loss) per share
(diluted)            2,956,817         2,984,832   3,002,500





See accompanying notes to consolidated financial statements.


LUCILLE FARMS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
FOR THE YEARS ENDED MARCH 31, 2000, 1999 AND 1998



        Common Stock    Additional Accumulated Treasury Stock
		   	                    Paid In
        Shares   Amount   Capital   Deficit   Shares Amount    Total

Balance
March 31,
1997   3,052,500 $3,000 $4,512,000  $(241,000) 50,000$(125,000)$4,149,000

Net loss				     (2,138,000)                 (2,138,000)

Balance
March 31,
1998   3,052,500  3,000  4,512,000 (2,379,000) 50,000 (125,000) 2,011,000

Net income                            729,000                     729,000

Purchase and
retirement of
31,158 shares
of stock (31,158)         (74,000)  ________   _______  ______    (74,000)

Balance
March 31,
1999	 3,021,342  3,000  4,438,000  (1,650,000) 50,000 (125,000) 2,666,000

Net income______  ______    ___      71,000   ______  ______     71,000

Balance
March 31,
2000	3,021,342 $3,000 $4,438,000 $(1,579,000)  50,000 $(125,000)$2,737,000









          See accompanying notes to consolidated financial statements

                  LUCILLE FARMS, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENT OF CASH FLOWS
                     FOR THE YEARS ENDED MARCH 31,
                               					   2000       1999	    1998
Cash Flows from Operating Activities:
  Net income(loss)		               $ 71,000   $729,000   $(2,138,000)
Adjustments to reconcile net
  income (loss) to net cash
  provided by operating activities:
  Depreciation and amortization   	 570,000    451,000       394,000
  Provision for doubtful accounts	   52,000     54,000        21,000
  Gain on sale of equipment		           -          -         (10,000)
 (Increase) decrease in assets:
  Accounts receivable		             444,000   (839,000)      145,000
  Inventories			                   (390,000)   110,000       809,000
  Prepaid expenses and other
  current assets         		           36,000    (74,000)       35,000
  Other assets                        58,000    (29,000)       (7,000)
 Increase (decrease) in liabilities:
  Accounts payable                  (767,000)   532,000       837,000
  Accrued expenses                   (64,000)  	147,000         5,000
Net cash provided by operating
  activities	                         10,000  1,081,000        91,000
Cash Flow From Investing Activities:
  (Increase) repayment of officers'
  loans    					                      (5,000)    30,000         7,000
  Proceeds from sale of equipment	                             19,000
  Purchase of property, plant and
  equipment				                   (1,199,000)(2,726,000)     (395,000)
  Deposits on equipment		                     ___________       9,000
Net cash used by investing
 activities				                   (1,204,000)(2,696,000)     (360,000)
Cash Flow From Financing Activities:
  Proceeds from (repayments of)
   revolving credit loan-net	        	(183,000)	353,000      (193,000)
  Proceeds from long-term debt	         --    4,964,000        16,000
  Principal payments of long-term
   debt                             (100,000)(2,171,000)     (239,000)
  Increase in mortgage loan costs       --     (270,000)         --
  Purchase of stock			 _ __             --      (74,000)         --___
Net cash provided (used)
 by financing activities     	      (283,000)  2,802,000     (416,000)
Net increase(decrease) in cash    (1,477,000)  1,187,000     (685,000)
Cash and cash equivalents-beginning1,924,000     737,000    1,422,000
CASH AND CASH EQUIVALENTS-
  ENDING                            $447,000  $1,924,000     $737,000
                                   ---------  -----------   ----------
SUPPLEMENTAL DISCLOSURES OF CASH FLOWS INFORMATION:
  Cash paid for:
  Interest				                       $681,000    $554,000     $478,000
  Income taxes			                       8,000       1,000        2,000
 Additions to property, plant and
  equipment acquired by debt issue     96,000

See accompanying notes to consolidated financial statements
                               21

LUCILLE FARMS,INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

LUCILLE FARMS,INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

Earnings per Share

Basic earnings per share is computed by dividing net earnings available to common shareholders by the weighted average common shares outstanding for the period. Diluted earnings per share is computed by dividing net earnings available to common shareholders by the weighted average common shares outstanding adjusted for the dilutive effect of options granted under the Company's stock option plans. Basic and diluted earnings per share were the same for 1998 since options and warrants were not included in the calculation because their effect would have been antidilutive. The dilution for 2000 and 1999 is due to the net incremental effect of options of 14,525 shares and 9,879 shares, respectively.

Accounting for Stock-Based Compensation

Effective April 1, 1996, the Company adopted the fair value disclosure requirement of SFAS No. 123, "Accounting for Stock-Based Compensation." As permitted by SFAS No. 123, the Company did not change the method of accounting for its employee stock compensation plans. See Note 13 for the fair value disclosures required under SFAS No. 123.

NOTE 2 - ACCOUNTS RECEIVABLE

The Company has entered into a revolving credit facility with a bank whereby it has pledged all of its accounts receivable as collateral (Note 6).

NOTE 3 -  INVENTORIES

Inventories consist of the following:

                                		March 31, 2000	March 31, 1999

	Finished goods                	$    1,169,000  	$    855,000
	Raw materials                        	524,000       	572,000
	Supplies and packaging	               482,000        358,000
	                               	$   2,175,000    $  1,785,000

Inventories are pledged as collateral under a revolving credit facility with a bank (Note 6).

LUCILLE FARMS,INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4 - PROPERTY, PLANT AND EQUIPMENT
Property, plant and equipment consists of the following:
	           	March 31, 2000	March 31, 1999

	Land     	$        25,000	$        25,000
	Plant          	4,316,000	      3,955,000
	Equipment	      7,128,000	      6,454,000
	Whey facility	  2,020,000       1,787,000
              	------------    ------------
               	13,489,000     	12,221,000

	Less: accumulated
	depreciation and
	amortization	  5,161,000      4,630,000
	           	$  8,328,000   	$ 7,591,000

Included in property, plant and equipment at March 31, 2000 is capitalized interest of $109,000 and capitalized labor of $85,000. Interest of $3,000 and labor of $24,000 was capitalized for the year ended March 31, 2000. Interest of $22,000 was capitalized for the year ended March 31, 1999.

NOTE 5 - DUE FROM OFFICERS

Amounts due from officers reflect advances and loans which effective June 1, 1992 are represented by promissory notes bearing interest at 9% per annum. Interest is payable beginning on June 1, 1994 and annually thereafter, with the principal due on June 1, 2000 which has been extended to June 1, 2001. $11,000, $14,000 and $14,000 was included in operations as interest income for the years ended March 31, 2000, 1999 and 1998, respectively.

NOTE 6 - REVOLVING CREDIT LOAN

The Company has available a $5,000,000 revolving credit facility at March 31, 2000 that expires on May 1, 2001. The rate of interest on amounts borrowed against the revolving credit facility is based upon the New York prime rate plus 1% (10% at March 31, 2000 and 8.75% at March 31, 1999). Advances under this facility are limited to 50% of inventory (with a cap on inventory borrowings of $1,000,000) and 80% of receivables as defined in the agreement. The commitment contains various restrictive covenants the most significant of which relates to limitations on capital expenditures ($500,000 annually without bank consent). In addition, the Company is required to generate an increase in its dollar amount of net worth annually.

This loan is secured by substantially all of the Company's assets.









LUCILLE FARMS,INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 7 - LONG-TERM DEBT

Long-term debt consists of the following:


                                                  March 31,     March 31,
                                                    2000           1999




Term loan with a bank dated February 8, 1999,
secured by real estate and equipment, payable
monthly at $37,561 including interest at
9.75% for 20 years
maturing February 8, 2019.                    $3,889,000     $3,957,000



Term loan with a bank dated February 8, 1999
secured by real estate and equipment,
payable monthly at
$10,051 including interest at 10.75% for
20 years maturing February 8, 2019             974,000        974,000



Equipment notes payable in monthly
installments of $972 including interest
at 9.75% through November 2004. The notes
are collateralized by equipment with
a net book value of approximately $44,000 at
March 31, 2000. The notes represent
drawings against a credit facility totalling
$1,000,000.                                   44,000



Discounted obligations under capital leases   49,000
(Note 9)


Insurance premium financing February 3,
1998 for $16,000 payable monthly at
$1,860 including interest at 11%          --                14,000

                                    -----------         -------------
                                    4,956,000             4,960,000



Less: current portion                103,000                97,000
                                   -----------           -----------


TOTAL                             $4,853,000            $4,863,000
                                  ==========            ===========







As of March 31, 2000 long-term debt
matures as follows:


	               2001		$103,000
	               2002		121,000
	               2003		134,000
	               2004		144,000
	               2005		142,000
                2006
      and thereafter 4,312,000
		                   ----------
	                   $ 4,956,000
                      =========

Virtually all of the Company's property, plant and equipment are pledged as collateral for these obligations.




LUCILLE FARMS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 8 - INCOME TAXES

Temporary differences and carryfowards which give rise to deferred tax assets and liabilities are as follows:

                                    March 31,2000        March 31,1999
                                             Deferred               Deferred
                                  Deferred     Tax       Deferred      Tax
                                 Tax Asset   Liability  Tax Asset   Liablity


Depreciation                                  $550,000             $536,000
Provision for doubtful
 accounts                        $ 39,000                $ 50,000
Reserve for compensated
 absences                          21,000                  17,000
Investment tax credit
carryfowards                       74,000                  88,000
Operating loss carryfowards     1,281,000               1,181,000
Contribution carryfowards           2,000    ________       2,000     _______
                                1,417,000     550,000   1,338,000   536,000
Valuation allowance              (867,000)    _______    (802,000) ________
                               $  550,000    $550,000    $536,000  $536,000

The net change in the valuation allowance for the periods presented were as follows:
                                                     March 31,
                                            ______________________________
                                                2000    1999      1998

Valuation allowance increase(decrease)       $65,000  $(303,000) $754,000

The provision for income taxes represents the provision for minimum state taxes, with the tax benefits of loss carryfowards being offset by increases or decreases in the valuation allowance.

The provision for income taxes is different than the amount computed using the United States Federal Statutory income tax rate for the reasons set forth below:

                                             _Years Ended March 31,________
                                               2000    1999    1998

Expected tax at U.S. Statutory Rate            30.0%   34.0%  (34.0)%
State and local income taxes                    1.2     1.5    (1.3)
Permanent differences and other              (104.0)    6.3
Valuation allowance for operating loss
 carryfowards not expected to be used
(released)                                     82.9    (41.4)   35.3
                                               10.1%      .4%    0.0%

Included in other in 2000 is the reduction of income of $256,000 of life insurance proceeds which is not taxable.


LUCILLE FARMS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8 - INCOME TAXES (CONTINUED)

Operating loss carryforwards and investment tax credit carryforwards totaled approximately $3,372,000 and $74,000, respectively, as of March 31, 2000 and expire on March 31, of the following years:

	    Net Operating Loss  Investment Tax  Credit
	2010 	$     75,000     	2001      $74,000
	2012	913,000
	2013	2,122,000
2015	     262,000
Total  $3,372,000

NOTE 9 - LEASE COMMITMENTS
The Company leases automobiles for three of its officers under lease arrangements classified as operating leases. The leases expire in June 2000, October 2000 and December 2001. Rent expense was approximately $18,000 in each of the years ended March 31, 2000, 1999 and 1998. Future minimum payments under the leases are approximately $11,000 as at March 31, 2000.

On December 20, 1994 the Company began leasing waste water purification equipment under leasing arrangements classified as an operating lease. The monthly lease payments are $3,870 for a period of 60 months. Leasing expense was $23,000 for the year ended March 31, 2000 and $46,000 for each of the years ended March 31, 1999 and 1998. As per the agreement, the Company exercised its option to purchase the equipment and purchased the equipment during the year ended March 31, 2000. In addition, the Company leases some equipment under operating leases expiring through January 2004. Minimum monthly lease payments under these leases total $1,000. Minimum annual lease payments are $11,000 for each of the years ending in 2001, 2002 and 2003 and $4,000 in the year ending March 31, 2004.

The Company also leases some equipment under a lease that includes an option to purchase the equipment at the end of the lease term. Capital lease property of $50,000 is included in property, plant and equipment.

Future minimum lease payments under capital leases are as follows:
2001                              $ 17,000
2002                                17,000
2003                                17,000
2004                                12,000
Total minimum lease payments        63,000
Less amount representing interest   14,000
Present value of net minimum
payments                            49,000

Less current maturities             11,000
                                   --------
Long-term obligation              $ 38,000
                                   ---------

LUCILLE FARMS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 10 - RELATED PARTY TRANSACTIONS

The Company leases a parcel of land adjacent to the facility. This parcel is owned by three of its stockholders. The space is used as an employee parking lot and its use was required in conjunction with the construction of the new Whey drying facility. The lease is for a ten year period. Rentals are $750 monthly for the first five years and $900 monthly for the additional five year period. Rent expense for the years ended March 31, 2000 and 1999 was $9,000 and $6,000, respectively. This lease has a purchase option to purchase at fair market value at the end of the ten year period. This lease was assigned to the Bank in conjunction with the Whey Plant financing.

The Company leases space for its executive offices at $1,200 per month from three of its stockholders on a month to month basis. Rent expense was approximately $14,000 for each of the years ended March 31, 2000,1999 and 1998.

The Company also leases an additional 900 square feet for $750 monthly on a month to month basis. These premises are owned by three of its stockholders. This space is primarily used for the Company's marketing operations. Rent expense was $9,000 for each of the years ended March 31, 2000, 1999 and 1998.

NOTE 11 - STOCKHOLDERS' EQUITY

In May 1993, the Board of Directors of the Company adopted a resolution authorizing the issue of 250,000 shares of Preferred Stock, par value $0.001 per share. Such preferred stock may be issued in series, the terms of which will be determined by the Company's Board of Directors without action by stockholders and may include dividend and liquidation preferences to common stock, voting rights, redemption and sinking fund provisions and conversion rights. No shares have been issued at March 31, 2000.

NOTE 12 - SIGNIFICANT CUSTOMERS

In the years ended March 31, 2000 and 1999, one customer accounted for approximately 11% and 15% of sales, respectively. In the year ended March 31, 1998, no customer accounted for 10% or more of sales.

NOTE 13 - OTHER EVENTS

a.   Employment Agreements

In April 1993, the Company entered into four year employment agreements to be effective upon the closing of the public offering with its three principal officers and three other newly employed individuals pursuant to which the three officers each shall be paid salaries of $100,000, $100,000 and $90,000 per annum, respectively, and the other three individuals shall be paid salaries of $110,000, $88,000 and $85,000 per annum, respectively. Such salaries increased each year to the extent of any cost-of living increases. In December 1995 the agreement with the individual earning $110,000 was terminated. Effective April 1, 1997 all employment agreements expired and the officers continue employment at the salaries applicable in the final year of their agreements.
                                   28

LUCILLE FARMS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENT

NOTE 13 - OTHER EVENTS (CONTINUED)

b.   1993 Stock Option Plan

On April 1, 1993 the Company adopted its 1993 Stock Option Plan.  An aggregate of 200,000 shares of Common Stock has been reserved for issuance upon exercise of options which may be granted from time to time in accordance with the plan. Options may be granted to employees, including officers, directors, consultants and advisors. Options shall be designated as either Incentive Stock Options or Non-Incentive Stock
Options being issued at a purchase price of not less than 100% (110% in case of optionees who own more than 10% of the voting power of all classes of stock of the Company) of fair market value of the Common
Stock on the date the option is granted.  In April 1995, options to purchase 10,000 shares were granted to each of two employees pursuant to the stock option plan at an exercisable price of $3.625. The options shall expire on April 4, 2000 and have been extended an additional five years.  In May 1996, options to purchase 50,000 shares were granted to a newly hired employee pursuant to the stock option plan at an exercisable price of $4.00. These options will vest and be exercisable ratably over a five year period beginning one year from date of employment.  The options expire upon plan termination, April 1, 2003.
In January 1998, options to purchase 25,000 shares were granted to a director of the Company in his capacity as consultant, pursuant to the stock option plan at an exercise price of $1.50 per share.  The options shall expire on January 2008 and will vest to the extent of 5,000 shares on date of issue and 5,000 shares on each of the next four anniversary dates. On March 1, 1999 the Company granted an option to a consultant pursuant to the stock option plan to purchase 7,500 shares of common stock at $4.00 per share for a period of three years. During the year ended March 31, 2000 the agreement was terminated and the options cancelled.  The per share fair value of stock options granted during the years ended March 31, 1999 and 1998 was $1.65 and $1.01, respectively, on the date of grant using the Black Scholes option-
pricing model with the following assumptions:
                         		     	March 31, 1999	 March 31, 1998
	Expected dividend yield	            -0-%            	-0-%
	Risk free interest rate	            5.5%            	5.6%
	Expected stock volatility         	62.3%            	48.1%
	Expected option life             	3 years        	10 years

The Company applies APB Opinion No. 25 in accounting for its Plan, and accordingly, no compensation costs has been recognized in the financial statements for its stock options which have an exercise price equal to the fair value of the stock on the date of the grant.  Had the Company determined compensation cost based on the fair value at the grant date for its stock options under SFAS No. 123, the Company's net income would have been reduced to the pro forma amounts indicated below:
                                         	Years Ended
	                                March 31, 2000	March 31, 1999	March 31,1998
 Net income (loss):
	As reported                           	$71,000   	$ 729,000 	$(2,138,000)
	Pro forma                             	$49,000   	$ 707,000 	$(2,160,000)
	Net earnings (loss) per share:
	As reported	$                             .02	$       .24$         (.71)
	Pro forma	$                               .02	$       .24$         (.72)

                 LUCILLE FARMS, INC. AND SUBSIDIARIES
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE 13 - OTHER EVENTS (CONTINUED)

The full impact of calculating compensation cost for stock options under SFAS No. 123 is not reflected in the pro forma net income amounts presented above because compensation cost is reflected over the options' vesting period.

Subsequent to March 31, 2000 the Company entered into an agreement with an investment banking firm wherein for one year such firm would act as the Company's exclusive financial advisor with respect to a combination. For such services the Company granted the firm a seven-year warrant to acquire 90,000 shares of the Company's common stock at $4.63 per share, the closing price of the of the Company's common stock on the date the agreement was entered into. The warrant will vest only upon the conclusion of a trasaction during the term. In the event no combination is consummated the warrant will be terminated.

c.     Purchase of Stock

In April of 1996 the Company purchased 50,000 share of its common stock for cash at a total cost of $125,000 from one of its former officers. In February of 1999, the Company purchased and retired 31,158 shares of its common stock for cash at a total cost of $74,000.


d.     Preferred Share Purchase Rights

On June 2, 1997, the Board of Directors declared a dividend distribution of one preferred share purchase right on each outstanding share of common stock. The rights will be exercisable only if a person or group acquires 20% or more of the Company's common stock or announces a tender offer the consummation of which would result in ownership by a person or group of 20% or more of the common stock. Each right will entitle stockholders to buy one one-hundredth of a share of a new series of preferred stock at an exercise price of $8.00. In the event of an acquisition, merger, or other business combination transaction after a person has acquired 20% or more of the Company's outstanding common stock, each right will entitle its holder to purchase, at the right's then-current exercise price, a number of the acquiring company's common shares having a market value of twice such price. In addition, if a person or group acquires 20% or more of Company's outstanding common stock, each right will entitle its holder (other than such person or members of such group) to purchase, at the right's then-current price, a number of the Company's common shares having a market value of twice such price. Following the acquisition by a person or group of beneficial ownership of 20% or more of the Company's common stock and prior to an acquisition of 50% or more of the common stock, the Board of Directors may exchange the rights (other than rights owned by such person or group), in whole or in part, at an exchange ratio of one share of common stock (or approximately one one-hundredth of a share of the new series of junior participating preferred stock) per right. Prior to the acquisition by a person or group of beneficial ownership 20% or
                                   30
                     LUCILLE FARMS, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

more of the Company's common stock, the rights are redeemable for one tenth of one cent per right at the option of the Board of Directors.



NOTE 14 - FAIR VALUE AND CREDIT RISK

The Company provides credit to customers on an unsecured basis after evaluating customer credit worthiness. Since the Company sells to a broad range of customers with a wide geographical dispersion, concentrations of credit risk are limited. in addition, the Company provides a reserve for bad debts for accounts receivable, which are potentially uncollectable.

The Company maintains cash accounts with several major financial institutions. At March 31, 2000 approximately $603,000 of the Company's cash was in excess of FDIC insured limits.

The Company considers the fair value of all financial instruments to be not materially different from their carrying value at year-end.










ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
		           ACCOUNTING AND FINANCIAL DISCLOSURE

NOT APPLICABLE




					PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The directors and executive officers of the Company are as follows:

		    Name	    Age	     Present office or Position

Gennaro Falivene   70    Vice Chairman of the Board of Directors
				                     and Executive Vice President-Quality
				                     Control

Alfonso Falivene   58    Director, President and Chief Executive
				                     Officer

David McCarty      44    Vice President-Marketing and Sales

Stephen M. Katz    65    Director, Vice-President-Finance and
					                    Administration, Chief Financial Officer
					                    and Secretary

Howard S. Breslow  60    Director

Jay M. Rosengarten 55    Director


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

Mr. David McCarty has been Vice President-Marketing and Sales of the
Company since April 1993. From July 1991 to March 1993, Mr. McCarty was the Vice President of Braff & Company, Inc., a New York, New York based marketing and public relations firm which specializes in consumer products, particularly in the food industry. Braff & Company, Inc. has represented a broad range of clients, including The Dannon Company, Kraft General Foods and The Seagram Beverage company and has played an integral role in the start-up, launch and promotion of such products as The Dove Bar and Micro Magic Foods. From February 1990 to July 1991, Mr. McCarty was the New York area Manager for Good Humor, a division of Thomas J. Lipton, where he established a new distribution network, created a sales promotion program and aided in reversing a sales decline and increasing sales. From August 1986 to February 1990, Mr. McCarty was the Director of Marketing of Braff & Company, Inc. From 1982 to 1986, Mr. McCarty was the Director of Marketing (1985 and 1986) and National Sales Manager (1982-1985) for Ginseng VP Corp., a "New Age" beverage corporation.
                                    32
Mr. Stephen M. Katz has been a director of the Company, its Vice President-Finance and Administration and chief Financial Officer and Secretary since April 1993. Mr. Katz was a partner in the certified public accounting firm of Drogin & Katz, a position he held since 1970. Drogin & Katz was the company's accounting firm from 1973 to March 1993. Mr. Katz is a certified public accountant licensed in New York and Florida.

Mr. Howard S. Breslow has been a director of the Company since April
1993. He has been a practicing attorney in New York for more than 25 years and has been a member of the law firm of Breslow & Walker, LLP New York, New York for more than 20 years, which firm is counsel to the Company. Mr. Breslow currently serves as a director of Cryomedical Sciences, Inc., a publicly-held company engaged in the research, development and sale of products for use in low temperature medicine, Vikonics, Inc., a publicly-held company engaged in the design and sale of computer-based security systems, and Excel Technology, Inc., a publicly-held company engaged in the development and sale of laser products.

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

      Gennaro Falivene and the other founder Philip Falivene are brothers. Philip is the father of Alfonso Falivene. No other family relationship exists between any director or executive officer and any other director or executive officer of the Company.

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

The following table sets forth certain information regarding compensation paid by the Company during each of the Company's last three fiscal years to the Company's Chief Executive Officer and to each of the Company's executive officers (other than the Chief Executive Officer) who received salary and bonus payments in excess of $100,000 during the year ended March 31, 2000. None of such persons owns, or ever has been granted, stock options of the Company.

SUMMARY COMPENSATION TABLE
			                    Annual Compensation____
Name and Principal         Fiscal			        Other Annual
___Positions _			   Year 	Salary    Bonus   Compensation (1)

Alfonso Falivene	         2000    $  110,000     -       9,000
President and Chief        1999       110,000     -       8,000
Executive Officer          1998       106,000     -       8,000

Gennaro Falivene 	         2000      108,000      -       5,000
Executive Vice   	         1999      106,000      -       4,000
 President - Quality       1998      106,000              4,000
 Control
    ______________________
(1)	Represents automobile allowances and/or automobile lease payments for the benefit of such employee.


Employment Agreements

     There are no employment agreements in effect.

Compensation of Directors

The Company currently does not compensate its directors for their services in such capacity.

Compensation Committee Interlocks and Insider Participation

      During the year ended March 31, 2000, Messrs. Alfonso Falivene, Gennaro Falivene and Philip Falivene, and Stephen Katz were each officers of the Company as well as directors of the Company who participated in deliberations of the Company's Board of Directors concerning executive officer compensation. Reference is made to Item 13 "Certain Relationships and Related Transactions".



ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
		AND MANAGEMENT.

      The following table, as of June 15, 2000, sets forth certain information concerning each stockholder known by the Company to be the beneficial owner of more than 5% of the Company's outstanding Common Stock, each director of the Company, the named executive officers set forth in the table in Item 11, and all executive officers and directors of the Company as a group. Unless expressly indicated otherwise, each stockholder exercises sole voting and investment power with respect to the shares beneficially owned.
	                                     	Amount and
	Name and Address                      	Nature of              Percent
	 Beneficial Owners                   	Beneficial                	of
	                                      	Ownership               Class

Gennaro Falivene	                         327,41	               11.0%
Box 125
Swanton, VT 05488

Alfonso Falivene (1)                    	464,917               	15.6%
150 River Rd., P.O. Box 517
Montville, NJ 07045

 The Estate of
 Philip Falivene	                       219,917                 	7.4%
	Box 125
	Swanton, VT 05488

	Stephen Katz (2)                      	85,750                  	2.9%
	150 River Rd., P.O. Box 517
 Montville, NJ 07045

	B&W Investment Associates             	193,799                	6.5%
	c/o Breslow and Walker
100 Jericho Quadrangle
	Jericho, NY 11753

 Howard S. Breslow	                     193,799 (3)             6.5%
 100 Jericho Quadrangle
  Jericho, NY 11753

	David Mccarty	                          81,250               		2.7%
	150 River Rd., P.O. Box 517
	Montville, NJ 07045

	Jay M. Rosengarten                      	25,000 (4)          	.8%
	150 River Rd., P.O. Box 517
	Montville, NJ 07045

	All officers and
	Directors as a group                	1,398,050 (4)           	46.7%

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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

At March 31, 2000, Alfonso Falivene, Gennaro Falivene and the estate of Philip Falivene each was indebted to the Company in the amount of $31,666, $31,667 and $31,667, respectively. Such indebtedness is represented by promissory notes, dated as of June 1, 1992, with the principal due on June 1, 2000, which has been extended to June 1,2001. The notes bear interest at the rate of 9% per annum, which interest is payable annually commencing June 1, 1994.

       The Company leases a parcel of land adjacent to its facility. This parcel is owned by three of its officers. The space is used as an employee parking lot and its use was required in conjunction with the construction of the new Whey drying facility. The lease is for a ten year period. Rentals are $750 monthly for the first five years and $900 monthly for the additional five year period. Rent expense for the years ended March 31, 2000 and 1999 was $9,000 and $6,000 respectively. This lease has a purchase option to purchase at fair market value at the end of the ten year period. This lease was assigned to the Bank in conjunction with the Whey Plant financing.

The Company leases a portion of its Montville, New Jersey offices from Messrs. Alfonso Falivene, Gennaro Falivene, and the Estate of Philip Falivene the joint owners of the office condominium unit. During the fiscal years ended March 31, 1998, 1999 and 2000, the Company paid approximately $14,000, $14,000 and $14,000, respectively, towards the rental of such offices. The Company currently pays $1,200 per month rent for such premises on a month-to-month basis. The Company also leases an additional 900 adjacent square feet for $750 monthly on a month-to-month basis. These premises are also owned by Messrs. Alfonso Falivene, Gennaro Falivene, and the Estate of Philip Falivene. This space is primarily used for marketing operations. Rent expense for this space was $9,000, $9,000 and $9,000, respectively, for the years ended March 31, 1998, 1999 and 2000.

      The Company has retained Jay Rosengarten as an independent sales consultant. Mr. Rosengarten has been paid $50,000 for his services.

The Company is the owner and beneficiary of life insurance policies on the lives of Messrs. Falivene, each in the amount of $300,000. In the event of the death of any such insured, the Company has agreed(subject to tender) to utilize the proceeds of such policy to purchase shares of Common Stock from the deceased's estate at the market value of such shares on the date of death.



PART IV
ITEM 14.	EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES, AND REPORTS
ON FORM 10-K

(a)	The following documents are filed as part of this report:

1.	Consolidated Financial Statements (included in Part II, Item 8):

    Independent Auditors' Report

    Consolidated Balance Sheet as at March 31, 2000 and March 31, 1999

    Consolidated Statement of Operations for the years ended March 31, 2000, March 31, 1999 and March 31, 1998

    Consolidated Statement of Stockholders' Equity for the years ended March 31, 2000, March 31, 1999 and March 31, 1998

    Consolidated statement of cash Flows for the years ended March 31, 2000, March 31, 1999 and March 31, 1998

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
                        including Commitment Letter, dated April 30,
                        1996, Loan Agreement, dated June 13, 1996, and Promissory Notes (2) dated June 13, 1996, relating to short term working capital facility and capital expenditures line of credit (3) and amendment thereto dated June 11, 1997 (4)


10.4 Loan facility with First International Bank, N.A., including Collateral Assignments, Financial Condition
                        Affidavits, Loan Agreements and
                        Promissory Notes (2) dated February 8,
                        1999, Assignment of Contract Rights,
                        Security Agreement, dated February 8,
                        1999, and Commercial Mortgage and
                        Security Agreement, dated February 8,
                        1999.(5)

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
		(5)	Incorporated by reference to the Company's Annual Report on Form 10-K for the fiscal year ended March 31,1999.







SIGNATURES

      PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED.
LUCILLE FARMS, INC.


By: /s/ Alfonso Falivene
Alfonso Falivene, President
(Principal Executive Officer)


By: /s/ Stephen Katz
Stephen Katz, Vice President-
Finance and Administration
(Principal Financial and
Accounting Officer



Date:	June 22, 2000
PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934,
THIS REPORT HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT AND IN THE CAPACITIES AND ON THE DATES INDICATED.

Signature
Title			Date



/s/Gennaro Falivene 			     Director	    June 22,2000
Gennaro Falivene


/s/Alfonso Falivene 			     Director	    June 22,2000
Alfonso Falivene


/s/Stephen M. Katz			     Director         June 22,2000
Stephen M. Katz


/s/Howard S Breslow 			     Director	    June 22,2000
Howard S. Breslow


/s/Jay M. Rosengarten 			     Director	    June 22,2000
Jay M. Rosengarten







               Exhibit 23



CONSENT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS



As independent certified public accountants, we hereby consent to the use of our report dated June 2, 2000, on the consolidated financial statements of Lucille Farms, Inc. and subsidiaries as at March 31, 2000 and for the year then ended included in, or incorporated by reference in Registration Statement No. 33-90420 on Form S-3 and the related Prospectus.







/s/Citrin Cooperman & Company,LLP
CITRIN COOPERMAN & COMPANY, LLP



June 22, 2000
New York, New York









