Form 10-Q
period 2000-06-30
LUCILLE FARMS INC
filed 2000-08-10
CIK 908179

SECURITIES AND EXCHANGE COMMISSION

                 WASHINGTON, D.C. 20549

                        FORM 10-Q
   ( X )   QUARTERLY REPORT PURSUANT TO SECTION
           13 OR 15 (d) OF THE SECURITITES AND
           EXCHANGE ACT OF 1934

              	For the Quarterly Period Ended:
                  June 30, 2000
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

 The number of shares of Registrant's common stock, par
 Value $.001 per share, outstanding as of August 4, 2000 was 2,971,342.








                               1




               PART I. FINANCIAL INFORMATION

Item 1. Financial Statements


                   LUCILLE FARMS, INC.

                 CONSOLIDATED BALANCE SHEET

                        ASSETS


                                 JUNE 30, 2000    MARCH 31, 2000
                                   (UNAUDITED)
CURRENT ASSETS:

Cash and cash equivalents           $451,000         $447,000

Accounts receivable, net           3,268,000        3,122,000
Of allowances of $122,000
At June 30, 2000 and $103,000
At March 31, 2000

Inventories                        2,395,000        2,175,000

Deferred income taxes                 60,000           60,000

Prepaid expenses and other
Current assets                        74,000          107,000

    Total current assets           6,248,000        5,911,000

PROPERTY, PLANT AND EQUIPMENT, NET 8,508,000        8,328,000

OTHER ASSETS:

Due from officers                    129,000          144,000

Deferred income taxes                490,000          490,000

Deferred loan costs, net             272,000          256,000

Other                                108,000           94,000

         Total Other Assets          999,000          984,000

         TOTAL ASSETS            $15,755,000      $15,223,000





           See notes to consolidated financial statements
                                2





                          LUCILLE FARMS,INC.

                        CONSOLIDATED BALANCE SHEET

                      LIABILITIES AND STOCKHOLDER'S EQUITY

                                   JUNE 30,2000   MARCH 31, 2000
                                    (UNAUDITED)
CURRENT LIABILITES:

Accounts Payable                   $4,253,000      $3,556,000

Current portion of long-term debt     101,000         103,000

Accrued expenses                      318,000         307,000

    Total Current Liabilities       4,672,000       3,966,000

LONG TERM LIABILITIES:

Long-term debt                      4,998,000       4,853,000

Revolving credit line               3,129,000       3,117,000

Deferred income taxes                 550,000         550,000

     Total Long-Term Liabilities    8,677,000       8,520,000

     TOTAL LIABILITIES             13,349,000      12,486,000

STOCKHOLDERS EQUITY:

Common stock - $.001 par value,         3,000           3,000
10,000,000 shares authorized,
2,971,342 share issued

Additional paid-in capital          4,438,000       4,438,000

Retained (Deficit) earnings        (1,910,000)     (1,579,000)
                                    2,531,000       2,862,000

Less:  50,000 shares treasury
       Stock at cost                 (125,000)       (125,000)

       Total Stockholders' Equity    2,406,000       2,737,000

       TOTAL LIABILITIES AND
       STOCKHOLDERS' EQUITY        $15,755,000     $15,223,000




        See notes to consolidated financial statements
                               3



                         LUCILLE FARMS, INC.

                      CONSOLIDATED STATEMENT OF OPERATIONS

                                (UNAUDITED)

                           THREE MONTHS ENDED JUNE 30,

                               2000                   1999

SALES                       $9,401,000             $10,801,000

COST OF SALES                8,948,000               9,933,000

GROSS PROFIT                   453,000                 868,000

OTHER EXPENSES (INCOME):

SELLING                        427,000                 470,000

GENERAL AND ADMINISTRATIVE     167,000                 152,000

INTEREST INCOME                 (3,000)                 (4,000)

INTEREST EXPENSE               192,000                 177,000

TOTAL OTHER EXPENSE (INCOME)   783,000                 795,000


(LOSS)INCOME BEFORE INCOME
TAXES                         (330,000)                 73,000

(PROVISION) FOR INCOME TAXES    (1,000)                 (2,000)

NET(LOSS) INCOME             $(331,000)                $71,000

NET(LOSS)INCOME PER SHARE
        :BASIC               ____$(.11)                ____$.02
        :DILUTED                 $(.11)                    $.02
WEIGHTED AVERAGE SHARES
OUTSTANDING USED TO COMPUTE
NET INCOME PER SHARE: BASIC   2,971,000               2,971,000
                    : DILUTED 2,971,000               2,971,000



           See notes to consolidated financial statements







                                  4



                          LUCILLE FARMS, INC.

                 CONSOLIDATED STATEMENT OF CASH FLOWS
                              (UNAUDITED)

                                   Three Months Ended June 30,

                                       2000            1999

Cash flows from operating activities:

NET (LOSS)INCOME                      $(331,000)     $71,000

Adjustments to reconcile net income
To net cash provided(used) by
Operating activities:

 Depreciation and amortization          153,000      120,000
 Provision for doubtful accounts         19,000       25,000
(Increase) decrease in assets:
 Accounts receivable                   (165,000)     (94,000)
 Inventories                           (220,000)    (270,000)
 Prepaid expenses and other current      33,000       13,000
 assets
 Other assets                           (15,000)     (14,000)
 Increase (decrease) in liabilities
 Accounts payable                       697,000      118,000
 Accrued expenses                        11,000     (77,000)
 Net Cash (used by) Operating
 Activities                             182,000     (108,000)

CASH FLOW FROM INVESTING ACTIVITIES:

 Purchase of property, plant
 And equipment                         (333,000)    (427,000)
 Net Cash (Used by) Investing
 Activities                            (333,000)    (427,000)

CASH FLOW FROM FINANCING ACTIVITIES:
(Payments of) proceeds from revolving
credit loan-net                          12,000   (1,174,000)
(Payments of)proceeds from long-term
debt and notes                          143,000      (26,000)
  Net Cash (Used by) Provided by
  Financing Activities                  155,000   (1,200,000)
NET INCREASE(DECREASED) IN CASH AND
CASH EQUIVALENTS                          4,000   (1,735,000)
CASH AND CASH EQUIVALENTS-BEGINNING     447,000    1,924,000
CASH AND CASH EQUIVALENTS-ENDING       $451,000     $189,000


            See notes to consolidated financial statements

                                   5

                     LUCILLE FARMS, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. The Consolidated Balance Sheet as of June 30, 2000, the Consolidated Statement of Operations for the
       three month periods ended June 30, 2000 and 1999 and the Consolidated Statement of Cash Flows for the three month periods ended June 30, 2000 and 1999 have been prepared by the Company without audit. In the opinion of management, the accompanying consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the financial position of Lucille Farms, Inc. as of June
       30, 2000, the results of its operations for the three months ended June 30, 2000 and 1999 and its cash flows for the three months ended June 30, 2000 and 1999.

       Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principals have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). Although the Company believes that the disclosures are adequate to make the information presented not misleading, it is suggested that these financial statements be read in conjunction with the year-end financial statements and notes thereto for the fiscal year ended March 31, 2000 included in the Companies Annual Report on Form 10-K as filed with the SEC.

       The accounting policies followed by the Company are set forth in the notes to the Company's consolidated financial statements as set forth in its Annual Report on Form 10-K as filed with the SEC.

2. The results of operations for the three months ended
June 30, 2000 are not necessarily indicative of the results to be expected for the entire fiscal year.

3. Inventories are summarized as follows:

                             June 30, 2000   March 31, 2000
        Finished goods        $1,331,000       $1,169,000
        Raw Materials            565,000          524,000
        Supplies and Packaging   499,000          482,000
                              $2,395,000       $2,175,000

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


       The Company's revolving credit line of $5,000,000 matures on June 1,2002.


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

Three months ended June 30, 2000 compared to the three months ended
June 30, 1999

	Sales for the three months ended June 30, 2000 decreased to $9,401,000 from $10,801,000 for the comparable period in 1999, a decrease of $1,400,000 (or 13.0%). Approximately $587,000 (or 41.9%)
of such amount was due to a decrease in the number of pounds of cheese sold, and approximately $813,000 (or 58.1%) was due to a decrease in the average selling price for cheese. The volume decrease was due to decreased demand in the commodity cheese markets. The decrease in average selling price was the result of a decrease in block cheddar market prices resulting in a lower selling price per pound of cheese.

  Cost of sales and gross profit margin for the three months ended June 30, 2000 were $8,948,000 (or 95.2% of sales) and $453,000 (or 4.8% of sales), respectively, compared to a cost of sales and gross profit margin of $9,933,000 (or 92.0% of sales) and $868,000 (or 8.0% of sales), respectively, for the comparable period in 1999. The increase in cost of sales and corresponding decrease in gross profit margin for 2000 as a percentage of sales is primarily due to an increase in the Company's cost of raw materials as a percentage of selling price.



                                    8
   Selling, general and administrative expenses for the period ended June 30, 2000 amounted to $594,000 (or 6.3% of sales) compared to $622,000 (or 5.8% of sales) for the comparable period in 1999. The increase in selling, general and administrative expenses as a percentage of sales was primarily due to the decreased sales in the period without a corresponding decrease in these expenses.

      Interest expense for the period ended June 30, 2000 amounted to $192,000 compared to $177,000 for the period ended June 30, 1999 an increase of $15,000. This increase is the result of increased borrowing due to the addition of new production equipment and higher revolving credit line usage in the period.

      The provision for income tax for the period ended June 30, 2000 of $1,000 and June 30, 1999 of $2,000 reflect minimum state taxes. Charges and credits for Federal income taxes were offset by changes in the valuation allowances for the three months ended June 30, 2000 and June 30, 1999. Such amounts are re-evaluated each quarter based on the results of operations.

      The Company's net loss of $331,000 for the period ended
June 30, 2000 represents a decrease of $402,000 from the net income of $71,000 for the comparable period in 1999. The primary factors contributing to these changes are discussed above.

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

Liquidity and Capital Resources

At June 30, 2000 the Company had working capital of $1,576,000 as compared to working capital of $1,945,000 at March 31, 2000. The
Company's revolving bank line of credit is available for the Company's working capital requirements.

      At June 30, 2000, $3,129,000 was outstanding under such revolving credit line of credit and $41,000 was available for additional borrowing at that time (based on the inventory and receivable formula). Advances under this facility are limited to 50% of inventory and 80% of receivables. The rate of interest on amounts borrowed against the revolving credit facility is prime plus 1%. A .25% annual unused line fee is also charged on this facility. The Company intends to continue to utilize this line of credit as needed for operations.

                                    9
     On February 8, 1999, a new $4,950,000 bank loan agreement was signed. The new loan is collateralized by the Company's plant and equipment. Provisions of the loan are as follows:

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

For the three months ended June 30, 2000 cash provided by operating activities was $182,000. A loss from operations of $331,000 decreased cash. In addition, a decrease in prepaid expenses and other current assets of $33,000, an increase in accounts payable of $697,000 and a increase in accrued expenses of $11,000 provided cash. Cash was decreased by increases in accounts receivable of $165,000. Increases in inventories of $220,000, and an increase in other assets of $15,000 also decreased cash.

Net cash used by investing activities was $333,000 for the period ended June 30, 2000 which represented purchase of property, plant and equipment.

Net cash provided by financing activities was $155,000 for the period ended June 30, 2000. Net proceeds from the revolving credit loan of $12,000 and proceeds from long-term debt and notes of $143,000, provided cash in the period.

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








                                    11




















                  PART II - OTHER INFORMATION


Item 6.              Exhibits and Reports on Form 8-K

(a)    Exhibits

       Exhibit 27.   Financial Data Schedule

(b)    Reports on Form 8-K


      There were no reports on Form 8-K filed during the three months ended June 30, 2000.





































                                   12





                         SIGNATURES


  Pursuant to the requirements of the Securities and Exchange Act of 1934, registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


  August 8, 2000                     Lucille Farms, Inc.
                                     (Registrant)



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