Form 10-Q
period 2000-09-30
LUCILLE FARMS INC
filed 2000-11-13
CIK 908179

SECURITIES AND EXCHANGE COMMISSION

                     WASHINGTON, D.C. 20549

                            FORM 10-Q

      ( x )QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15
          (d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

                 For the Quarterly period Ended:
                 September 30, 2000
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

          The number of shares of Registrant's common stock, par value $.001 per share, outstanding as of November 6, 2000 was 2,971,342.



















Item 1. Financial Statements

                       LUCILLE FARMS, INC.

                    CONSOLIDATED BALANCE SHEET

                             ASSETS

                           SEPTEMBER 30, 2000  MARCH 31, 2000
                              (UNAUDITED)

CURRENT ASSETS:

Cash and cash equivalents   $  175,000           $447,000

Accounts receivable, net of  4,038,000          3,122,000
allowances of $142,000 at
September 30, 2000 and
$103,000 at March 31,2000

Inventories                  1,748,000          2,175,000

Deferred income taxes           60,000             60,000

Prepaid expenses and other
current assets                 106,000            107,000

    Total Current Assets     6,127,000          5,911,000

PROPERTY, PLANT AND
EQUIPMENT, NET               8,586,000          8,328,000

OTHER ASSETS:

Due from officers              144,000            144,000

Deferred income taxes          490,000            490,000

Deferred loan costs, net       270,000            256,000

Other                           93,000             94,000

   Total Other Assets          997,000            984,000

   TOTAL ASSETS            $15,710,000        $15,223,000


                see notes to consolidated financial statements

                     LUCILLE FARMS, INC.

                 CONSOLIDATED BALANCE SHEET

               LIABILITIES AND STOCKHOLDER'S EQUITY

                        SEPTEMBER 30, 2000   MARCH 31, 2000

CURRENT LIABILTIES:
Accounts payable          $  4,077,000         $3,556,000

Current portion of
long-term debt                  96,000            103,000

Accrued expenses               195,000            307,000

  Total Current
  Liabilities                4,368,000          3,966,000

LONG TERM LIABILITIES
Long-term debt               5,030,000          4,853,000
Revolving credit line        3,578,000          3,117,000
Deferred income taxes          550,000            550,000

  Total Long-term
  Liabilities                9,158,000          8,520,000

  TOTAL LIABILITIES         13,526,000         12,486,000

STOCKHOLDER'S EQUITY:

Common stock- $.001
par value,10,000,000 shares
authorized,3,021,342 shares
issued                           3,000              3,000

Additional paid-in capital   4,438,000          4,438,000

Retained (Deficit)earnings  (2,132,000)        (1,579,000)
                             2,309,000          2,862,000
Less: 50,000 shares
treasury stock at cost        (125,000)          (125,000)

  Total Stockholders' Equity 2,184,000          2,737,000

  TOTAL LIABILITIES AND
  STOCKHOLDERS' EQUITY     $15,710,000        $15,223,000



              see notes to consolidated financial statements

                        LUCILLE FARMS, INC.

                CONSOLIDATED STATEMENTS OF OPERATIONS

       FOR THE SIX MONTHS ENDED SEPTEMEBER 30, 2000 AND 1999

                             (UNADUTIED)

                              Six Months Ended September 30,

                                  2000                1999

SALES                      $  20,342,000            $24,153,000

COST OF SALES                 19,231,000             21,799,000

GROSS PROFIT                   1,111,000              2,354,000

OTHER EXPENSE (INCOME):
  Selling                        888,000                878,000

  General and administrative     379,000                307,000

  Interest income                 (5,000)                (8,000)

  Interest expense               400,000                355,000

  Insurance proceeds realized
  -Key Man                          -                  (256,000)

TOTAL OTHER EXPENSE (INCOME)   1,662,000              1,276,000

(LOSS)INCOME BEFORE INCOME
                     TAXES      (551,000)             1,078,000

(Provision) for income taxes      (2,000)                (2,000)

NET (LOSS)INCOME               $(553,000)           $1,076,000


NET(LOSS)INCOME PER SHARE
         :Basic                    $(.19)                 $.36
         :Diluted                  $(.19)                 $.36

WEIGHTED AVERAGE SHARES
OUTSTANDING USED TO COMPUTE
NET INCOME PER SHARE :Basic    2,971,342              2,971,342
                     :Diluted  2,971,342              2,971,342


           see notes to consolidated financial statements

                        LUCILLE FARMS, INC.

               CONSOLIDATED STATEMENT OF OPERATIONS

       FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999

                              (UNAUDITED)

                             Three Months Ended September 30,

                              2000                 1999



SALES                      $ 10,941,000         $13,352,000

COST OF SALES                10,283,000          11,866,000

GROSS PROFIT                    658,000           1,486,000

OTHER EXPENSE (INCOME)

   Selling                      461,000             408,000

   General and administrative   212,000             155,000

   Interest income               (2,000)             (4,000)

   Interest expense             208,000             178,000

   Insurance proceeds realized
   -Key Man                       -                (256,000)
TOTAL OTHER EXPENSE (INCOME)    879,000             481,000

(LOSS)INCOME BEFORE INCOME
                      TAXES    (221,000)          1,005,000

(Provision) for income taxes     (1,000)                -___


NET (LOSS)INCOME              $(222,000)         $1,005,000

NET (LOSS)INCOME PER SHARE
                     :Basic      $(.08)               $.34
                     :Diluted    $(.08)               $.34

WEIGHTED AVERAGE SHARES
OUTSTANDING USED TO COMPUTE
NET INCOME PER SHARE :Basic   2,971,342           2,971,342
                     :Diluted 2,971,342           2,971,342


               see notes to consolidated financial statements

                          LUCILLE FARMS, INC.

                  CONSOLIDATED STATEMENT OF CASH FLOWS

                               (UNAUDITED)

                                 Six Months Ended September 30,

                                       2000           1999

CASH FLOWS FROM OPERATING ACTIVITES:

NET (LOSS)INCOME                     $(553,000)  $ 1,076,000

Adjustments to reconcile net
(loss)income to net cash(used by)
operating activities:

   Depreciation and amortization         300,000     240,000
   Provision for doubtful accounts        39,000      56,000

  (Increase) decrease in assets:
   Accounts receivable                  (955,000) (1,448,000)
   Inventories                           427,000     106,000
   Prepaid expenses & other current
   assets                                  1,000    (235,000)
   Other assets                          (13,000)    54,000

   Increase (decrease) in liabilities:
   Accounts payable                      521,000    (451,000)
   Accrued expenses                     (112,000)     (7,000)
   Net Cash (Used by) Operating
   Activities                           (345,000)   (609,000)
CASH FLOW FROM INVESTING
ACTIVITIES:
   Purchase of property, plant
   equipment                            (558,000)   (644,000)
   Net Cash (used by) Investing
   Activities                           (558,000)   (644,000)
CASH FLOW FROM FINANCING ACTIVITIES:
   (Payments of) proceeds from
   revolving credit loan-net             461,000     308,000
   (Payments of) proceeds from
   long-term debt and notes              170,000     (39,000)
   Net Cash (Used by) Provided
   by Financing Activities               631,000     269,000
NET (DECREASE) IN CASH AND
CASH EQUIVALENTS                        (272,000)   (984,000)
CASH AND CASH EQUIVALENTS-BEGINNING      447,000   1,924,000
CASH AND CASH EQUIVALENTS-ENDING        $175,000    $940,000


               see notes to consolidated financial statements

                      LUCILLE FARMS, INC.

          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. The Consolidated Balance Sheet as of September 30, 2000, the Consolidated Statement of Operations for the three and six month periods ended September 30, 2000 and 1999 and the Consolidated Statement of Cash Flows for the six month periods ended September 30, 2000 and 1999 have been prepared by the Company without audit. In the opinion of management, the accompanying consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the financial position of Lucille Farms, Inc. as of September 30, 2000, the results of its operations for the three months and six months ended September 30, 2000 and 1999 and the changes in its cash flows for the six months ended September 30, 2000 and 1999.

      Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principals have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). Although the Company believes that the disclosures are adequate to make the information presented not misleading, it is suggested that these financial statements be read in conjunction with the year-end financial statements and notes thereto for the fiscal year ended March 31, 2000 included in the Company's Annual Report on Form 10-K as filed with the SEC.

      The accounting policies followed by the Company are set forth in the notes to the Company's consolidated financial statements as set forth in its Annual Report on Form 10-K as filed with the SEC.

2. The results of operations for the three and six months ended September 30, 2000 are not necessarily indicative of the results to be expected for the entire fiscal year.

3.    Inventories are summarized as follows:
                              September 30, 2000    March 31,2000
       Finished goods              $857,000         $1,169,000
       Raw Materials                397,000            524,000
       Supplies and Packaging       494,000            482,000
                                 $1,748,000         $2,175,000

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


       The Company's revolving credit line of $ 5,000,000 matures on June 1,2002.


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

Three months ended September 30, 2000 compared to three months ended September 30, 1999

     Sales for the three months ended September 30, 2000 decreased to $10,941,000 from $13,352,000 for the comparable period in 1999, a decrease of $2,411,000(or 18.1%).
Approximately $42,000(or 1.7%) of such amount was due to a decrease in the number of pounds of cheese sold and approximately $2,369,000(or 98.3%) of such amount was due to a decrease in the average selling price for cheese. The volume decrease was due to decreased demand in the commodity cheese markets. The decrease in average selling price was the result of a decrease in block cheddar market prices resulting in a lower selling price per pound of cheese.

     Cost of sales and gross profit margin for the three months ended September 30, 2000 was $10,283,000 (or 94.0% of sales) and $658,000 (or 6.0% of sales), respectively, compared to a cost of sales and gross profit margin of $11,866,000 (or 88.9% of sales) and $1,486,000 (or 11.1% of sales), respectively, for the comparable period in 1999. The increase in cost of sales (as a percentage of sales) and corresponding decrease in gross profit margin for 2000(as a percentage of sales) was primarily due to an increase in the Company's cost of raw materials as a percentage of selling price.
                                        9
     Selling, general and administrative expense for the three months ended September 30, 2000 amounted to $673,000
(or 6.2% of sales) compared to $563,000 or (4.2% of sales) for the comparable period in 1999. The increase in selling, general, and administrative expenses as a percentage of sales was primarily due to the decreased sales in the period, and an increase in consulting and freight costs.

     Interest expense for the three months ended September 30, 2000 amounted to $208,000 compared to $178,000 for the three months ended September 30, 1999 an increase of $30,000. This increase is the result of increased borrowing due to the addition of new production equipment and higher revolving line credit usage in the period.

     The provision for income tax for the period ended September 30, 2000 of $1,000, reflects minimum state taxes. Charges and credits for Federal income taxes were offset by changes in the valuation allowances for the three months ended September 30, 2000 and September 30, 1999. Such amounts are re-evaluated each quarter based on the results of operations.

      The Company realized key man insurance proceeds of $256,000 in the three month period ended September 30, 1999. There was no corresponding recovery in the period ended September 30, 2000.

      The Company's net operating loss of $222,000 for the three months ended September 30, 2000 represents a decrease of $1,227,000 from the net income of $1,005,000 for the comparable period in 1999. The primary factors contributing to these changes are discussed above.

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

Six months ended September 30, 2000 compared to six months
ended September 30, 1999.
     Sales for the six months ended September 30, 2000
decreased to $20,342,000 from $24,153,000 for the comparable period in 1999, a decrease of $3,811,000(or 15.8%).
Approximately $629,000(or 16.5%) of such amount was due
to a decrease in the number of pounds of cheese sold.
Approximately $3,182,000(or 83.5%) of such amount was due to a decrease in the average selling price for cheese.
10
The volume decrease was due to decreased demand in the commodity cheese markets. The decrease in average selling price was the result of a decrease in block cheddar market prices resulting in a lower average selling price per pound of cheese in the period.

     Cost of sales and gross profit margin for the six months ended September 30, 2000 was $19,231,000 (or 94.5% of sales) and $1,111,000 (or 5.5% of sales), respectively, compared to a cost of sales and gross profit margin of $21,799,000 (or 90.3% of sales) and $2,354,000 (or 9.7% of sales), respectively, for the comparable period in 1999. The decrease in cost of sales and corresponding decrease in gross profit margin for 2000(as a percent of sales and corresponding decreases in gross profit margin in 2000) was primarily due to a increase in the Company's cost of raw materials as a percentage of selling price.

     Selling, general and administrative expense for the six months ended September 30, 2000 amounted to $1,267,000
(or 6.2% of sales) compared to $1,185,000 or (4.9% of sales) for the comparable period in 1999. The increase in selling, general, and administrative expenses as a percentage of sales was primarily due to the decreased sales in the period, and an increase in consulting and freight costs.

     Interest expense for the six months ended September 30, 2000 amounted to $400,000 compared to $355,000 for the six months ended September 30, 1999 an increase of $45,000. This increase is the result of increased borrowing due to the addition of new production equipment and higher revolving line usage in the period.

     The provision for income tax for the six month period ended September 30, 2000 of $2,000 and September 30, 1999 of $2,000
reflect minimum state taxes. Charges for Federal income taxes were offset by changes in the valuation allowances for the six months ended September 30, 2000 and September 30, 1999. Such amounts are re-evaluated each quarter based on the results of operations.

     The Company realized key man insurance proceeds of $256,000 in the three month period ended September 30, 1999. There was no corresponding recovery in the period ended September 30, 2000.

      The Company's net operating loss of $553,000 for the six months ended September 30, 2000 represents a decrease of $1,629,000 from the net income of $1,076,000 for the comparable period in 1999. The primary factors contributing to these changes are discussed above.

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

Liquidity and Capital Resources

At September 30, 2000 the Company had working capital of $1,759,000 as compared to working capital of $1,945,000 at March 31, 2000. The Company's revolving bank line of credit is available for the Company's working capital requirements.
      At September 30, 2000, $3,578,000 was outstanding under such revolving credit line of credit and $413,000 was available for additional borrowing at that time (based on the inventory and receivable formula). Advances under this facility are limited to 50% of inventory and 80% of receivables. The rate of interest on amounts borrowed against the revolving credit facility is prime plus 1%. A
 .25% annual unused line fee is also charged on this facility. The agreement contains various restrictive covenants the most significant of which relates to limitations on capital expenditures ($1,000,000 annually without bank consent). In addition, the Company is required to maintain a minimum two million dollars of net worth. The Company intends to continue to utilize this line of credit as needed for operations.

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

      Proceeds of the new loans were used to repay the $2,647,000 of the long-term debt outstanding at December 31, 1998, reduce the revolving credit loan by $954,000 and the balance was added to the working capital of the Company.

      The Company's major source of external working capital financing has been and is currently the revolving line of credit. For the foreseeable future the Company believes that its current working capital and its existing lines of credit will continue to represent the Company's major source of working capital financing besides income generated from operations.


For the six months ended September 30, 2000 cash used by operating activities was $345,000. A loss from operations of $553,000 decreased cash. In addition an increase in accounts payable of $521,000, a decrease in inventories of $427,000 and a decrease in prepaid expenses and other current assets of $1,000 provided cash. Cash was decreased by an increase in accounts receivable of $955,000 and a decrease in accrued expenses of $112,000. An increase in other assets of $13,000 also decreased cash.

Net cash used by investing activities was $558,000 for the period ended September 30, 2000 which represented purchase of property, plant and equipment.

Net cash provided by financing activities was $631,000 for the period ended September 30, 2000. Net proceeds from the revolving credit loan of $461,000 and proceeds from long-term debt and notes of $170,000 provided cash in the period.

The Company estimates that based upon its current plans, its resources including revenues from operations and utilization of its existing credit lines, should be sufficient to meet its anticipated needs for at least 12 months. If, however, the cheese markets and/or milk market do not provide improved operating margins, the Company may be required to seek additional financing for its operating needs.

Forward Looking Statements

      This Quarterly Report on Form 10Q (and any other reports issued by the Company from time to time) contains certain forward-looking statements made in reliance upon the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements, including statements regarding the Company's ability to improve margins and increase value added and nutritional sales, are based on current expectations that involve numerous risks and uncertainties. Actual results could differ materially from those anticipated in such forward-looking statements as a result of various known and unknown factors including, without limitation, future economic, competitive, regulatory, and market conditions, future business decisions, the uncertainties inherent in the pricing of cheese on the Chicago Mercantile Exchange upon which the Company's prices are based, changes in consumer tastes, fluctuations in milk prices, and those factors discussed above under Management's Discussion and Analysis of Financial Condition and Results of Operations. Words such as "believes," "anticipates," "expects," "intends," "may," and similar expressions are intended to identify forward-looking statements, but are not the exclusive means of identifying such statements. The Company undertakes no obligation to revise any of these forward-looking statements.




Item 3. Quantitative and Qualitative Disclosures about Market Risk

The registrant does not utilize market rate sensitive instruments for trading or other purposes.

                   PART II - OTHER INFORMATION


Item 6.              Exhibits and Reports on Form 8-K

(a)    Exhibits

       Exhibit 27.   Financial Data Schedule

(b)    Reports on Form 8-K


      There were no reports on Form 8-K filed during the three months ended September 30, 2000.










































                                      15
SIGNATURES


     Pursuant to the requirements of the Securities and Exchange
     Act of 1934, registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


     November 9, 2000        Lucille Farms, Inc.
                             (Registrant)


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