Form 10-Q/A
period 2000-06-30
LUCILLE FARMS INC
filed 2001-01-09
CIK 908179

SECURITIES AND EXCHANGE COMMISSION

                 WASHINGTON, D.C. 20549

                        FORM 10-Q/A
   ( X )   QUARTERLY REPORT PURSUANT TO SECTION
           13 OR 15 (d) OF THE SECURITITES AND
           EXCHANGE ACT OF 1934

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





           See notes to consolidated financial statements
                                2





                          LUCILLE FARMS,INC.

                        CONSOLIDATED BALANCE SHEET

                      LIABILITIES AND STOCKHOLDER'S EQUITY

                                   JUNE 30,2000   MARCH 31, 2000
                                    (UNAUDITED)
CURRENT LIABILITES:

Accounts Payable                   $4,253,000      $3,556,000

Current portion of long-term debt     101,000         103,000

Accrued expenses                      318,000         307,000

    Total Current Liabilities       4,672,000       3,966,000

LONG TERM LIABILITIES:

Long-term debt                      4,998,000       4,853,000

Revolving credit line               3,129,000       3,117,000

Deferred income taxes                 550,000         550,000

     Total Long-Term Liabilities    8,677,000       8,520,000

     TOTAL LIABILITIES             13,349,000      12,486,000

STOCKHOLDERS EQUITY:

Common stock - $.001 par value,         3,000           3,000
10,000,000 shares authorized,
3,021,342 shares issued

Additional paid-in capital          4,438,000       4,438,000

Retained (Deficit) earnings        (1,910,000)     (1,579,000)
                                    2,531,000       2,862,000

Less:  50,000 shares treasury
       Stock at cost                 (125,000)       (125,000)

       Total Stockholders' Equity    2,406,000       2,737,000

       TOTAL LIABILITIES AND
       STOCKHOLDERS' EQUITY        $15,755,000     $15,223,000




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