Form 10-Q/A
period 2000-09-30
LUCILLE FARMS INC
filed 2001-02-12
CIK 908179

U.S. SECURITIES AND EXCHANGE COMMISSION
	WASHINGTON, D.C.  20549
	__________________________________

	FORM 10-Q/A  No. 1

(Mark One)
(x) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended  September 30, 2000


	OR

( ) TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                        to

	Commission File Number 1-12506


LUCILLE FARMS, INC.
	(Exact name of Registrant as Specified in Its Charter)

Delaware

(State or Other
Jurisdiction of
Incorporation or
Organization)

13-2963923
I.R.S. Employer
Identification No.)



150 River Road, P.O. Box
517, Montville NJ
07045

(Address of Principal
Executive Offices)
(Zip Code)


Registrant's Telephone Number, Including Area Code (973) 334-6030

Former Name, Former Address, and Former Fiscal Year, if Changed Since Last Report N/A

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
YES  X   NO _


	The number of shares of Registrant's common stock, par value $.001 per share, outstanding as of November 6, 2000 was 2,971,342.


PART II - OTHER INFORMATION


Item 6.	Exhibits and Reports on Form 8-K

(a)    	Exhibits

	The following exhibits are filed herewith:

	10.	Employment Agreement, dated August 14, 2000,
   		between the Registrant and Joseph J. Arcata

 27.   	Financial Data Schedule*

(b)    	Reports on Form 8-K

      			There were no reports on Form 8-K filed during the three months ended September 30, 2000.

* Previously filed.









	Signatures

	Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


							 LUCILLE FARMS, INC.

By:  /s/ Alfonse Falivene_______
                                 	Alfonso Falivene, President


Dated:  January 31, 2001

INDEX TO EXHIBITS
Exhibit
#
Document
Page



10.
Employment Agreement, dated August 14, 2000, between the
Registrant and Joseph J. Arcata
5
27.
Financial Data Schedule*






* Previously filed.


											EXHIBIT 10


EMPLOYMENT AGREEMENT effective as of the 14th day of August, 2000, by and between LUCILLE FARMS, INC., a Delaware corporation, having its principal executive offices at 150 River Road, P.O. Box 517, Montville, N.J. 07045
(hereinafter referred to as the "Company"), and JOSEPH J. ARCATA, Jr., residing at 170 Prospect Avenue, Apt. M, Hackensack, NJ 07601  (hereinafter referred to as the "Employee").
	W I T N E S S E T H :
	WHEREAS, the Company is engaged in the manufacture and marketing of conventional mozzarella cheese and, to a lesser extent, other Italian variety cheeses; and
	WHEREAS, the Company desires to employ the Employee on a full-time basis as
Vice President-Production, and the Employee desires to be so employed by the
Company, pursuant to the terms and conditions hereinafter set forth;
	NOW, THEREFORE, in consideration of the premises and the mutual covenants hereinafter contained, the parties hereto agree as follows:

1.	Employment.
		The Company hereby employs the Employee, and the Employee hereby accepts employment with the Company, on the terms and conditions herein set forth.
2.	Commencement; Term of Agreement.
The term of employment hereunder shall commence on August 14, 2000
(the "Commencement Date") and shall continue through August 14, 2001 unless terminated sooner pursuant to the express provisions hereof. Thereafter, the Employee's employment shall continue under the terms of this Agreement on a month-to-month basis until such time as a new agreement is entered into or either party gives the other party thirty days notice of termination.
The period during which the Employee is employed hereunder is hereinafter referred to as the "Employment Period."

	3.	Duties.
		3.1	Employee shall be employed as Vice President-Production of the
Company with specific responsibility for the manufacture and production of the
Company's products at the Company's Swanton, Vermont plant and at such other plants as the Company may from time to time acquire or otherwise utilize.  In addition, Employee shall perform such other functions as the Board of Directors or the President of the Company shall from time to time reasonably determine.
The Employee shall devote his full business time to performing the aforestated
duties, and to advance the best interests of the Company, and will faithfully adhere to and fulfill such business policies and procedures as may be established from time to time by the Board of Directors of the Company.
		Nothing herein contained shall be construed to require the Employee to maintain his permanent residence in Vermont.  The Employee shall spend such time at the Swanton, Vermont plant as may be necessary to carry out the
Employee's duties thereat.
		3.2	Employee shall report, and be responsible, to the CEO of
the Company.
	4.	Compensation.
		4.1	During the term of this Agreement, Employee's base salary
shall be in the amount of One Hundred Thousand Dollars ($100,000) per annum, payable in accordance with the Company's normal payroll procedures for employees.
		4.2	The Employee shall be entitled to a quarterly bonus (the
"Quarterly Bonus") in the amount of Twelve Thousand Five Hundred Dollars
($12,500) payable at the end of November, February, May and August.


		4.3	In addition to Employee's base salary, the Employee shall be entitled to an annual bonus (the "Annual Bonus"), in accordance with a full-
time executive officer bonus plan to be implemented by the Company pursuant to which full-time executive officers of the Company shall be entitled to receive their pro-rata share, based on salaries paid to participating executives during the year, of a bonus pool made up of Ten (10%) Percent of the Company's pre-tax profits in excess of One Million ($1,000,000) Dollars.
		4.4	To the extent he qualifies under the plan, the Employee shall participate in such fringe benefits plans (health and disability insurance, retirement and pension plans), if any, which the Company may from time to time make available to all of its employees, provided that the Company shall have the right from time to time to modify, terminate or replace any and all of such plans.  The Company hereby represents that it has in place a group health insurance plan in which the Employee shall participate to the extent he meets the
qualifications for participation under the plan.
		4.5	The Company shall pay the Employee, during the Employment
Period, a non-accountable automobile allowance of Eight Hundred Fifty Dollars
($850) per month, which amount includes reimbursement for all expenses associated with Employee's automobile, including, without limitation, lease payments, (if applicable), insurance, gasoline, repairs, etc.
		4.6	The Employee shall be entitled to three (3) weeks of paid
vacation each year which shall be taken at such times as are consistent with the needs of the Company and the convenience of the Employee.  Unused vacation time shall be dealt with in accordance with Company policy as the same may from time to time exist.
		4.7	The Employee shall be reimbursed for business expenses
incurred at the request of the Company upon submission of appropriate vouchers therefor.

	5.	Stock Options.
		5.1	Upon the Commencement Date, the Company shall grant to the
Employee a ten (10) year stock option (the "Option"), pursuant to the terms of the Company's Stock Option Plan, to purchase One Hundred Fifty Thousand
(150,000) shares of the Company's common stock, par value $.01 per share, at the fair market value of such shares on the Commencement Date.  The Option shall vest on a cumulative basis to the extent of Twenty (20%) Percent on the
Commencement Date and, as long as the Employee remains in the employ of the
Company, an additional Twenty (20%) Percent on each of the four (4)
succeeding anniversary dates hereof; provided, however, that in the event of
(i) a sale of the Company by merger or otherwise where the shareholders of the company are cashed out by the receipt of cash and/or securities, or
(ii) the sale of substantially all of the business and
assets of the Company, then the Option shall vest immediately.
For the purposes of this provision the shareholders of the Company shall not be deemed to have been cashed out if upon the consummation of the sale the shareholders of the Company prior to such transaction end up with less than Fifty (50%) Percent ownership of the entity to which the Company is sold.
	6.	Termination.
		6.1	The Employee's employment hereunder shall terminate
automatically and without notice upon the death of Employee.
		6.2	The Company may terminate the Employee's employment hereunder, upon written notice to the Employee, if the Employee is rendered incapacitated due to physical or mental illness ("Disability") as determined by Employee's physician, or, in the absence of such a determination, if on account of the
Disability the Employee shall not have performed his duties hereunder on a full-time basis for a continuous period of 45 days or for a period of 60 days in any six consecutive month period.
		6.3	The Company may terminate the Employee's employment hereunder, upon written notice to the Employee, for Cause.  For purposes of this
Agreement, "Cause" shall mean the following:
			(a)	habitual substance abuse, embezzlement,
misappropriation, fraud, or the Employee's conviction in a court of law of any crime involving money or other property or of a felony subsequent to the
Commencement Date;
			(b)	the Employee's failure or refusal to substantially
perform his duties hereunder, other than any such failure or refusal resulting from his Disability, or the Employee's failure or refusal to carry out the directives of the Company's Board of Directors or President, or the willful taking of any action by the Employee which results in damage to the Company, or the default or breach by Employee of any obligation, representation, warranty, covenant or agreement made by Employee herein; provided, however, that the
Company shall have given Employee written notice of any such Cause for termination in accordance with Paragraphs 6.3 and 10 hereof and Employee shall have failed to cure such Cause (if curable) within 15 days after the date of such notice, or, in the event such conduct is incapable of cure during such
15 day period, Employee has not acted in good faith to cure such Cause and/or prevent its subsequent occurrence.  If the Cause for termination is curable
\ withinthe 15 day period and is so cured, it shall be deemed for all purposes that Cause for termination has not occurred (except that if the same or a similar event to the one resulting in notice pursuant to this subsection
(b) recurs after a cure, the right to cure the second cause of termination, after notice with respect to the second event shall have been given, shall expire 24 hours after the time the notice is given, and there shall be no right to cure a third cause of termination).  If the Cause for termination is not curable within 15 days or at all, and after acting in good faith to cure the Cause and/or prevent its subsequent recurrence Employee thereafter engages in another act which would be cause for termination hereunder which is not curable within a 15 day period, the Company shall have the right to immediately terminate Employee's employment hereunder effective upon notice of such termination; or
		(c)	the Employee's breach of any of the provisions of Paragraph 7 hereof.
		6.4	The Employee may terminate his employment hereunder at any
time by giving the Company 30 days written notice.
		6.5	If Employee's employment is terminated by reason of the death or Disability of the Employee or for Cause pursuant to the provisions of paragraph 6.3 hereof or by virtue of the Employee giving notice of termination in accordance with paragraph 6.4 hereof, the Employee shall be entitled to only the base salary provided to be paid pursuant to Paragraph
 4.1 hereof, any bonus to which the Employee may be entitled pursuant to
 Section 4.2 hereof, benefits under plans in which the Employee is participating, and reimbursement of expenses, in
each case only up to the date of termination.  If the Company terminates
Employee's employment without Cause during the term of this Agreement, the
Employee shall be entitled to only his base salary provided to be paid pursuant to paragraph 4.1 hereof for what would have been the remainder of the term of this Agreement, payable in accordance with the Company's normal payroll procedures for employees, and benefits under the plans in which the
Employee is participating, and reimbursement of expenses, up to the date of termination.
	7.	Confidential Information.
		All know-how, information, technology, processes, plans, data, specifications, instructions, customer lists, personnel lists, suppliers and other verbal and written communications intended by the Company to be kept confidential ("Confidential Information") which Employee may now possess or may obtain or create prior to the end of his employment by the Company relating to the business of the Company, shall not be published, disclosed or made accessible by Employee to any other person, firm, partnership, corporation or organization either during or after the termination of his employment or used by him except during his employment by the Company or as may otherwise be required by law.
Employee shall return all tangible evidence of such Confidential Information to the Company prior to or at the termination of his employment.  Notwithstanding the foregoing, Confidential Information shall not include any information which
(i) at the time it is first learned by Employee is in the public domain, or
(ii) after disclosure to the Employee, enters the public domain without fault of the Employee.
	8.	Survival.
		The covenants and agreements contained in or made pursuant to this
Agreement shall survive Employee's termination of employment, irrespective of any investigation made by or on behalf of any party.
	9.	Entire Agreement; Modification.
		This Agreement sets forth the entire understanding of the parties with respect to the subject matter hereof, supersedes all existing agreements between them concerning such subject matter, and may be modified, supplemented or discharged only by a written instrument duly executed by each party.
	10.	Notices.
	 	All notices and other communications under this Agreement shall be in writing and given to the party to whom it is to be given at the address of such party set forth in the preamble to this Agreement (or to such other address as the party shall have furnished in writing in accordance with the provisions of this Paragraph 10), and shall be deemed given when delivered personally, seven (7) days after being deposited with the United States
 Postal Service (if sent to a U.S. address) when mailed by registered mail, return receipt requested, three (3) day after deposit with a courier when sent by documented overnight delivery service or, to the extent receipt is confirmed, by telecopy.
	11.	Waiver.
		Any waiver by either party of a breach of any provision of this
 Agreement shall not operate as or be construed to be a waiver of any other breach of such provision or of any breach of any other provision of this
 Agreement.  The failure of a party to insist upon strict adherence to any term of this Agreement on one or more occasions shall not be considered a waiver or deprive that party of the right thereafter to insist upon strict adherence to that term or any other term of this Agreement.  Any waiver must be in writing.
	12.	Binding Effect.
		Employee's rights and obligations under this Agreement shall not be transferable by assignment or otherwise, such rights shall not be subject to commutation, encumbrance, or the claims of Employee's creditors, and any attempt to do any of the foregoing shall be void.  The provisions of this
 Agreement shall be binding upon and inure to the benefit of Employee, his heirs, executors, and administrators, and shall be binding upon and inure to the benefit of the Company and its successors and assigns.
	13.	Headings.
		The headings in this Agreement are solely for the convenience of reference and shall be given  no effect in the construction or interpretation of this Agreement.
	14.	Counterparts; Governing Law.
		This Agreement may be executed in several counterparts, each of which shall be deemed an original, but all of which together shall constitute one and the same instrument.  This Agreement shall be governed by and construed in accordance with the laws of the State of New Jersey, without giving effect to any doctrine pertaining to the conflict of laws.

	IN WITNESS WHEREOF, the parties have duly executed this Agreement as of the day and year first above written.


								LUCILLE FARMS, INC.

							By:	/s/ Alfonse Falivene
								Alfonso Falivene, President


								 /s/ Joseph J. Arcata
								Joseph J. Arcata, Jr.