Form 10-Q
period 2000-12-31
LUCILLE FARMS INC
filed 2001-02-13
CIK 908179

SECURITIES AND EXCHANGE COMMISSION

                     WASHINGTON, D.C. 20549

                            FORM 10-Q

      ( x )QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
             OF THE SECURITIES AND EXCHANGE ACT OF 1934

                 For the Quarterly period Ended:
                 December 31, 2000
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

          The number of shares of Registrant's common stock, par value $.001 per share, outstanding as of February 8, 2001 was 2,971,342.















Item 1. Financial Statements

                       LUCILLE FARMS, INC.

                    CONSOLIDATED BALANCE SHEET

                             ASSETS

                           DECEMBER 31, 2000  MARCH 31, 2000
                              (UNAUDITED)

CURRENT ASSETS:

Cash and cash equivalents   $  186,000         $  447,000

Accounts receivable, net of  3,432,000          3,122,000
allowances of $163,000 at
December 31, 2000 and
$103,000 at March 31, 2000

Inventories                  2,089,000          2,175,000

Deferred income taxes           60,000             60,000

Prepaid expenses and other
current assets                  78,000            107,000

    Total Current Assets     5,845,000          5,911,000

PROPERTY, PLANT AND
EQUIPMENT, NET               8,675,000          8,328,000

OTHER ASSETS:

Due from officers              150,000            144,000

Deferred income taxes          490,000            490,000

Deferred loan costs, net       273,000            256,000

Other                          120,000             94,000


   Total Other Assets        1,033,000            984,000

   TOTAL ASSETS            $15,553,000        $15,223,000


                see notes to consolidated financial statements

                     LUCILLE FARMS, INC.

                 CONSOLIDATED BALANCE SHEET

               LIABILITIES AND STOCKHOLDER'S EQUITY

                        DECEMBER 31, 2000    MARCH 31, 2000

CURRENT LIABILTIES:
Accounts payable            $4,737,000         $3,556,000

Current portion of
long-term debt                 107,000            103,000

Accrued expenses               355,000            307,000

  Total Current
  Liabilities                5,199,000          3,966,000

LONG TERM LIABILITIES
Long-term debt               4,836,000          4,853,000
Revolving credit line        3,464,000          3,117,000
Deferred income taxes          550,000            550,000

  Total Long-term
  Liabilities                8,850,000          8,520,000

  TOTAL LIABILITIES         14,049,000         12,486,000

STOCKHOLDER'S EQUITY:

Common stock- $.001
par value,10,000,000 shares
authorized,3,021,342 shares
issued                           3,000              3,000

Additional paid-in capital   4,438,000          4,438,000

Retained (Deficit)earnings  (2,812,000)        (1,579,000)
                             1,629,000          2,862,000
Less: 50,000 shares
treasury stock at cost        (125,000)          (125,000)

  Total Stockholders' Equity 1,504,000          2,737,000

  TOTAL LIABILITIES AND
  STOCKHOLDERS' EQUITY     $15,553,000        $15,223,000



              see notes to consolidated financial statements

                        LUCILLE FARMS, INC.

                CONSOLIDATED STATEMENTS OF OPERATIONS

       FOR THE NINE MONTHS ENDED DECEMEBER 31, 2000 AND 1999

                             (UNAUDITED)

                              Nine Months Ended December 31,

                                  2000                1999

SALES                           $29,532,000         $34,472,000

COST OF SALES                    28,231,000          31,385,000

GROSS PROFIT                      1,301,000           3,087,000
OTHER EXPENSE (INCOME):
  Selling                         1,333,000           1,285,000

  General and administrative        589,000             463,000

  Interest income                    (7,000)            (12,000)

  Interest expense                  617,000             511,000

  Insurance proceeds realized
  -Key Man                             -               (256,000)

TOTAL OTHER EXPENSE (INCOME)      2,532,000           1,991,000

(LOSS)INCOME BEFORE INCOME TAXES (1,231,000)          1,096,000

(Provision) for income taxes         (2,000)             (8,000)


NET (LOSS)INCOME                $(1,233,000)         $1,088,000

NET (LOSS)INCOME PER SHARE:
                     BASIC:           $(.42)               $.36
                     DILUTED:         $(.42)               $.36

WEIGHTED AVERAGE SHARES
OUTSTANDING USED TO COMPUTE
NET INCOME PER SHARE: BASIC       2,971,342            2,971,342
                    : DILUTED     2,971,342            2,984,848


           see notes to consolidated financial statements

                        LUCILLE FARMS, INC.

               CONSOLIDATED STATEMENT OF OPERATIONS

       FOR THE THREE MONTHS ENDED DECEMBER 31, 2000 AND 1999

                              (UNAUDITED)

                             Three Months Ended December 31,

                                 2000                1999



SALES                         $9,190,000         $10,319,000

COST OF SALES                  9,000,000           9,586,000

GROSS PROFIT                     190,000             733,000

OTHER EXPENSE (INCOME)

   Selling                       445,000             407,000

   General and administrative    210,000             156,000

   Interest income                (2,000)             (4,000)

   Interest expense              217,000             156,000

   Insurance proceeds realized
   -Key Man                         -                ___-___

TOTAL OTHER EXPENSE (INCOME)     870,000             715,000

(LOSS)INCOME BEFORE INCOME
                     TAXES      (680,000)             18,000

(Provision) for income taxes        -                 (6,000)


NET(LOSS)INCOME                $(680,000)            $12,000


NET(LOSS)INCOME PER SHARE:BASIC    $(.23)               $.00
                       :DILUTED    $(.23)           ____$.00
WEIGHTED AVERAGE SHARES
OUTSTANDING USED TO COMPUTE
NET INCOME PER SHARE: BASIC    2,971,342           2,971,342
                    : DILUTED  2,971,342           2,984,804


               see notes to consolidated financial statements

                         LUCILLE FARMS, INC.

                  CONSOLIDATED STATEMENT OF CASH FLOWS

                               (UNAUDITED)

                                 Nine Months Ended December 31,

                                       2000            1999

CASH FLOWS FROM OPERATING ACTIVITES:

NET(LOSS)INCOME                       $(1,233,000)  $1,088,000

Adjustments to reconcile net
income to net cash provided by
operating activities:

   Depreciation and amortization          450,000      360,000
   Provision for doubtful accounts         60,000       56,000

   (Increase) decrease in assets:
   Accounts receivable                   (370,000)     888,000
   Inventories                             86,000       61,000
   Prepaid expenses & other current
   assets                                  29,000       45,000
   Other assets                           (49,000)      42,000

   Increase (decrease) in liabilities:
   Accounts payable                     1,181,000   (1,325,000)
   Accrued expenses                        48,000     (102,000)
   Net Cash Provided by
   Operating Activities                   202,000    1,113,000
CASH FLOW FROM INVESTING
ACTIVITIES:
   Purchase of property, plant
   equipment                             (797,000)    (959,000)
   Net Cash (used by) Investing
   Activities                            (797,000)    (959,000)
CASH FLOW FROM FINANCING ACTIVITIES:
   Proceeds from(payments of)
   revolving credit loan-net              347,000   (1,582,000)
   (Payments of) proceeds from
   long-term debt and notes               (13,000)     (19,000)
   Net Cash Provided (Used By)
   by Financing Activities                334,000   (1,601,000)
NET (DECREASE) IN CASH AND
CASH EQUIVALENTS                         (261,000)  (1,447,000)
CASH AND CASH EQUIVALENTS-BEGINNING       447,000     1,924,000
CASH AND CASH EQUIVALENTS-ENDING         $186,000      $477,000


               see notes to consolidated financial statements

                      LUCILLE FARMS, INC.

          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. The Consolidated Balance Sheet as of December 31, 2000, the Consolidated Statement of Operations for the three and nine month periods ended December 31, 2000 and 1999 and the Consolidated Statement of Cash Flows for the nine month period ended December 31, 2000 and 1999 have been prepared by the Company without audit. In the opinion of management, the accompanying consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the financial position of Lucille Farms, Inc. as of December 31, 2000, the results of its operations for the three months and nine months ended December 31, 2000 and 1999 and the changes in its cash flows for the nine months ended December 31, 2000 and 1999.

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

2. The results of operations for the three and nine months ended December 31, 2000 are not necessarily indicative of the results to be expected for the entire fiscal year.

3.    Inventories are summarized as follows:
                              December 31, 2000    March 31, 2000
       Finished goods            $1,205,000         $1,169,000
       Raw Materials                379,000            524,000
       Supplies and Packaging       505,000            482,000
                                 $2,089,000         $2,175,000

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

         The Company's revolving credit line of $5,000,000 matures on June 1, 2002.

5. Income (loss) per share of common stock was computed by dividing net income (loss) by the weighted average number of common shares outstanding during the period in accordance with the provisions of the Statement of Financial Accounting Standards No. 128. The dilution in the three and nine month periods ended December 31, 1999 is due to the net incremental effect of incentive stock options and warrants of 13,462 and 13,506. respectively. Basic and diluted per share amounts are the same for 2000, since the effect of stock options would be antidilutive and therefore not taken into consideration.





































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

Three months ended December 31, 2000 compared to three months ended December 31, 1999.

     Sales for the three months ended December 31, 2000 decreased to $9,190,000 from $10,319,000 for the comparable period in 1999, a decrease of $1,129,000(or 10.9%).
Approximately $260,000 (or 23.0%) of such amount was due to a decrease in the number of pounds of cheese sold and approximately $869,000(or 77.0%) of such amount was due to a decrease in the average selling price for cheese. The volume decrease was due to decreased demand in the commodity cheese markets. The decrease in average selling price was the result of a decrease in block cheddar market prices resulting in a lower selling price per pound of cheese.

     Cost of sales and gross profit margin for the three months ended December 31, 2000 was $9,000,000 (or 97.9% of sales) and $190,000 (or 2.1% of sales), respectively, compared to a cost of sales and gross profit margin of $9,586,000 (or 92.9% of sales)
and $733,000 (or 7.1% of sales), respectively, for the
comparable period in 1999. The increase in cost of sales (as a percentage of sales) and corresponding decrease in gross profit margin for 2000(as a percentage of sales) was primarily due to an increase in the Company's cost of raw materials as a percentage of selling price. 9
     Selling, general and administrative expense for the three months ended December 31, 2000 amounted to $655,000
(or 7.1% of sales) compared to $563,000 or (5.5% of sales) for the comparable period in 1999. The increase in selling, general, and administrative expenses as a percentage of sales was primarily due to the decreased sales in the period, and an increase in consulting and freight costs.

     Interest expense for the three months ended December 31, 2000 amounted to $217,000 compared to $156,000 for the three months ended December 31, 1999 an increase of $61,000. This increase is the result of increased borrowing due to the addition of new production equipment and higher revolving line credit usage in the period.

     No provision for income tax for the period ended December 31, 2000 was required. There was a $6,000 charge (due to provision for AMT) in the provision for income tax for the three month period ended December 31,1999. Charges and credits for Federal income taxes were offset by changes in the valuation allowances for the three months ended December 31, 2000 and December 31,1999. Such amounts are re-evaluated each quarter based on the results of operations.

      The Company's net operating loss of $680,000 for the three months ended December 31, 2000 represents a decrease of $692,000 from the net income of $12,000 for the comparable period in 1999. The primary factors contributing to these changes are discussed above.

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

Nine months ended December 31, 2000 compared to nine months
ended December 31, 1999.
     Sales for the nine months ended December 31, 2000
decreased to $29,532,000 from $34,472,000 for the comparable period in 1999, a decrease of $4,940,000(or 14.3%).
Approximately $990,000(or 20.0%) of such amount was due
to a decrease in the number of pounds of cheese sold.
Approximately $3,950,000  (or 80.0%) of such amount was due to a decrease in the average selling price for cheese.
10


The volume decrease was due to decreased demand in the commodity cheese markets. The decrease in average selling price was the result of a decrease in block cheddar market prices resulting in a lower average selling price per pound of cheese in the period.

     Cost of sales and gross profit margin for the nine months ended December 31, 2000 was $28,231,000 (or 95.6% of sales) and $1,301,000 (or 4.4% of sales), respectively, compared to a cost of sales and gross profit margin of $31,385,000 (or 91.0% of sales) and $3,087,000 (or 9.0% of sales), respectively, for the comparable period in 1999. The decrease in cost of sales and corresponding decrease in gross profit margin for 2000(as a percent of sales and corresponding decreases in gross profit margin in 2000) was primarily due to a increase in the Company's cost of raw materials as a percentage of selling price.

     Selling, general and administrative expense for the nine months ended December 31, 2000 amounted to $1,922,000
(or 6.5% of sales) compared to $1,748,000 or (5.1% of sales) for the comparable period in 1999. The increase in selling, general, and administrative expenses as a percentage of sales was primarily due to the decreased sales in the period, and an increase in consulting and freight costs.

     Interest expense for the six months ended September 30, 2000 amounted to $617,000 compared to $511,000 for the six months ended December 31, 1999 an increase of $106,000. This increase is the result of increased borrowing due to the addition of new production equipment and higher revolving line usage in the period.

     The provision for income tax for the nine month period ended December 31, 2000 of $2,000 and December 31,1999 of $8,000
reflect minimum state taxes and provision for AMT. Charges for Federal income taxes were offset by changes in the valuation allowances for the nine months ended December 31, 2000 and December 31, 1999. Such amounts are re-evaluated each quarter based on the results of operations.

     The Company realized key man insurance proceeds of $256,000 in the nine month period ended December 31, 1999. There was no corresponding recovery in the period ended December 31, 2000.

      The Company's net operating loss of $1,233,000 for the nine months ended December 31, 2000 represents a decrease of $2,321,000 from the net income of $1,088,000 for the comparable period in 1999. The primary factors contributing to these changes are discussed above.





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

Liquidity and Capital Resources

At December 31, 2000 the Company had working capital of $646,000 as compared to working capital of $1,945,000 at March 31, 2000. The Company's revolving bank line of credit is available for the Company's working capital requirements.
      At December 31, 2000, $3,464,000 was outstanding under such revolving credit line of credit and there was no additional availability for additional borrowing at that time (based on the inventory and receivable formula). Advances under this facility are limited to 50% of inventory and 80% of receivables. The rate of interest on amounts borrowed against the revolving credit facility is prime plus 1%. A .25% annual unused line fee is also charged on this facility. The agreement contains various restrictive covenants the most significant of which relates to limitations on capital expenditures ($1,000,000 annually without bank consent). In addition, the Company is required to maintain a minimum two million dollars of net worth. The Company has obtained an agreement from the bank increasing the limitation on annual capital expenditures to $1,500,000 and decreasing the minimum amount of net worth to $1,400,000 for fiscal year 2001. The Company intends to continue to utilize this line of credit as needed for operations.

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


For the nine months ended December 31, 2000 cash provided by operating activities was $202,000. A loss from operations of $1,233,000 decreased cash. In addition an increase in accounts payable of $1,181,000, a decrease in inventories of $86,000 and a decrease in prepaid expenses and other current assets of $29,000 provided cash. Cash was decreased by an increase in accounts receivable of $370,000 and a increase in other assets of $49,000. An increase in accrued expenses of $48,000 also increased cash.

Net cash used by investing activities was $797,000 for the period ended December 31, 2000 which represented purchase of property, plant and equipment.

Net cash provided by financing activities was $334,000 for the period ended December 31, 2000. Net proceeds from the revolving credit loan of $347,000 provided cash in the period. Payments of long-term debt and notes of $13,000 decreased cash in the period.

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






















                                   13
Forward Looking Statements

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





















 PART II - OTHER INFORMATION

Item 4.              Submission of Matters to a Vote of
                     Security Holders.

        An Annual Meeting of Stockholders was held on November 16, 2000. The matters voted on at the meeting and the votes cast were as follows.

 (a) The following directors were reappointed to serve as directors until the Annual Meeting of Stockholders of the Company to be held in the year 2001.

                          Votes For              Votes Withheld
                          ---------              --------------
Gennaro Falivene          2,640,962              22,882
Alfonso Falivene          2,640,962              22,882
Stephen M. Katz           2,616,394              47,450
Howard S. Breslow         2,469,634             194,210
Jay M. Rosengarten        2,470,234             193,610

 (b) The selection of Citrin, Cooperman & Company, LLP as independent auditors for the year ending March 31, 2001 was ratified.

     For               Against           Abstain
     ---               -------           -------
     2,627,542         34,532             1700


Item 6.              Exhibits and Reports on Form 8-K

(a)    Exhibits

       Exhibit 27.   Financial Data Schedule

(b)    Reports on Form 8-K


      There were no reports on Form 8-K filed during the three months ended December 31, 2000.












                             SIGNATURES


     Pursuant to the requirements of the Securities and Exchange
     Act of 1934, registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


     February 12, 2001        Lucille Farms, Inc.
                             (Registrant)


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































