Form 10-K405
period 2001-03-31
LUCILLE FARMS INC
filed 2001-06-28
CIK 908179

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                             ----------------------
[Mark One]                         FORM 10-K

   [x]             ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                    For the fiscal year ended March 31, 2001

   [ ]           TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                         Commission file number 1-12506
                         ------------------------------
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

           Securities registered pursuant to Section 12(b) of the Act:
                                      None
                                     ------
          Securities registered pursuant to Section 12 (g) of the Act:
                     Common Stock, par value $.001 per share
                         Preferred Stock Purchase Rights
                               (Titles of Classes)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [x] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [x]

The aggregate market value of the voting stock held by non-affiliates of the Registrant was $2,613,207 based on the average bid and ask price as reported by NASDAQ on June 18, 2001. Shares held by each officer, director, and person who owns 10% or more of the Registrant's outstanding common stock have been excluded in that such persons may be deemed to be affiliates. The determination of affiliate status is not necessarily a conclusive determination for other purposes.

The number of shares of the Registrant's common stock outstanding as of June 18, 2001 was 2,971,342.

                       Documents Incorporated by Reference
                       -----------------------------------
                                      None

                                     PART I
                                   ---------
ITEM  1. BUSINESS

General

      Lucille Farms, Inc. (the "Company") is engaged in the manufacture and marketing of mozzarella cheese and, to a lesser extent, other Italian variety cheeses. Utilizing proprietary formulas and processes, the Company has developed a line of value added, Nutritional cheeses, including reduced fat, fortified, and organic cheeses. For the fiscal year ended March 31,2001, conventional mozzarella cheese sales and blends accounted for over 90% of the Company's revenues. Sales of the Company's Nutritional line of products during these periods were not significant. The Company's products, which are primarily manufactured in the Company's production facility in Swanton, Vermont, are made of natural ingredients.

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

      The Company believes that its proprietary process utilized in its Nurtitional cheeses can be applied to a wide variety of cheeses and, plans to continue to develop new healthful products that satisfy consumer taste and appearance expectations.

      The Company has installed the necessary equipment enabling it to package retail shredded cheese. The Company is negotiating with several companies to co-pack their private label retail cheese lines in popular sizes. Additionally, the Company has developed a distinctive Lucille Farms branded line of retail cheeses. The Company has begun shipping to retailers in the Northeast United States. The Company believes its retail sales will enable it to realize the higher profit margins available in the retail marketplace. At present the Company is considering other retail opportunities. In 2001, sales to the retail segment of the cheese market increased to approximately 5% of the Company's total sales.

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

Products

      The Company's products include the following:

      Conventional Cheese Group:

      Conventional Mozzarella. The Company's premium quality, all natural mozzarella cheese meets or exceeds all federal and industrial standards for purity, freshness, taste, appearance and texture. During the fiscal years ended March 31, 1999, 2000 and 2001, conventional mozzarella cheese sales and blends accounted for approximately 86%, 89% and 88%, respectively, of the Company's sales.

      Conventional Provolone. The Company's provolone is a premium quality, all natural cheese that meets or exceeds all federal and industry standards for purity, freshness, taste, appearance and texture. During the fiscal years ended March 31, 1999, 2000 and 2001, sales of conventional provolone accounted for approximately 5%, 4%, and 4%, respectively, of the Company's sales.

      Conventional Feta. The Company's Feta is a premium quality, all natural cheese that meets or exceeds all federal and industrial standards for purity, freshness, taste, appearance and texture. During the fiscal years ended March 31, 1999, 2000 and 2001, sales of Feta accounted for less than 1% of the Company's sales in each of such periods.

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

      Mozzi-RITE(TM). The Company manufactures a proprietary mozzarella-style cheese substitute made with 97% pasteurized skim milk and 3% canola and sunflower oils. Mozzi-RITE(TM) is all natural, cholesterol free and low in saturated fat and sodium. A "substitute cheese" must be nutritionally equal or superior to its conventional counterpart, whereas "imitation cheese" (which the Company does not produce) is nutritionally inferior to conventional cheese. The Company believes that its Mozzi-RITE(TM) cheese substitute has the taste, mouth feel, texture, handling and cooking characteristics of conventional mozzarella. Mozzi-RITE(TM) differs from "conventional cheese" in that oils are used in its manufacture, whereas butterfat containing cholesterol and saturated fat is used in the manufacture of conventional cheese. To the Company's knowledge, there is currently no other all-natural, cholesterol-free mozzarella-style cheese substitutes on the market.

      Tasty-Lite Cheese(TM) - Fat Free. This all natural mozzarella cheese is made from 100% pasteurized skim milk, and contains no fat or cholesterol, is low in sodium and has reduced calories compared to conventional mozzarella. The Company is not aware of any other all-natural, real mozzarella cheese available that is both fat and cholesterol free.

      Tasty-Lite Cheese(TM) - Light. This all-natural mozzarella cheese is made from 100% pasteurized part-skim milk and contains nearly 60% less fat than whole milk mozzarella, and 50% less fat than conventional part-skim mozzarella. This product is low in cholesterol and sodium. Its fat content, however, is greater than the Company's Tasty-Light Cheese(TM) - Low Fat nutritional product.

      During the fiscal years ended March 31, 1999, 2000 and 2001, the Company's nutritional products accounted for approximately 1%, 1% and 1%, respectively, of the Company's total sales. While the Company's conventional cheeses are viewed as commodity items, the Company believes that its nutritional line should be viewed as "premium" products, which enables the Company to charge higher prices.

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

Production Facilities

      The Company currently produces substantially all of its products at its manufacturing plant in Swanton, Vermont.The Swanton facility, located in Franklin County, Vermont's highest volume dairy producing area, operates 24 hours a day, 6 days a week and ships approximately 550,000 pounds of bulk products per week. The plant currently has 99 full-time employees. The Company has equipment for shredding, dicing, slicing, vacuum packaging, gas flush bag packaging, and labeling its products.The manufacturing equipment is of modern design and assembled in a flow through arrangement for a labor saving operation. The production operation has been established in such a way that changes in cheese orders, whether size, specification, packaging, labeling or delivery dates, can be accomplished without significant effort or disruption of operations. Due to recent improvements, the Company's facility now has the capacity to produce approximately 600,000 pounds of bulk product per week. In the event additional capacity is required, the Company may either (a) contract out its excess production to, and/or rent plant time from, other manufacturers ("co-packing"), or (b) further expand its current plant facilities, subject to appropriate financing, for which it believes it has sufficient acreage and technical capabilities. However, there can be no assurance that co-packing arrangements can be effectuated, or, if effectuated, that such arrangements could be done in a timely manner and at a reasonable cost.

Whey Drying Facility

      In 1999 the Company completed construction of, and began operating, a 10,000 square foot whey drying facility adjacent to its Swanton, VT cheese plant. This project was built in conjunction with a leading ingredient processing company, who provided the drying equipment and has agreed to purchase all of the whey produced at the facility.

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

      The food service segment of the cheese market includes pizza chains and independent pizzerias, restaurants, recreational facilities, transportation hubs, business feeders, health care facilities, schools and other institutions which utilize the company's products as ingredients in preparing foods for on premise consumption. The Company sells its products to the food service segment of the cheese market through a network of 20 non-exclusive food brokers that sell to approximately 140 independent distributors that service the industry in over 27 states and Washington, D.C. The bulk of the Company's products distributed in the food service market are utilized by regional pizza chains and independent pizza shops. For the fiscal years ended March 31, 1999, 2000 and 2001, sales of the Company's products to the food service segment of the cheese market accounted for approximately 70% to 80% of revenues. Virtually all of such sales were of the Company's conventional cheeses. In the fiscal years ended March 31, 2001, 2000 and 1999 one customer, Lisanti Foods, Inc., accounted for approximately 10%, 11% and 15% of sales, respectively.

      In the industrial segment of the cheese market, the Company sells its products to manufacturers for use as an ingredient in processed foods, such as frozen and refrigerated pizzas, a variety of Italian specialty convenience foods, and general frozen entrees and side dishes. The finished processed foods are then generally sold to retail supermarkets and grocery accounts under various brand names. The majority of the Company's sales of its conventional cheese and nutritional products to the industrial market are made directly by the Company's in-house sales staff. For the fiscal years ended March 31, 1999, 2000 and 2001, sales of the Company's products to the industrial segment of the cheese market accounted for approximately 9% to 19% of revenues. The retail segment of the cheese market consists of product sold to customers for distribution to independent and chain supermarkets, natural food stores, warehouse club stores, and other food retailers. The retail segment accounted for about 5% and 1% of total sales in 2001 and 2000, respectively.


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

      The principal competition for the Company's nutritional products group include many of the same major competitors listed above in the conventional cheese industry, in addition to Century Foods, Galaxy Foods, Land O' Lakes Inc. and Stella Foods, Inc.

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

Trademarks and Patents
      The Company owns the trademarks Lucille Farms(TM), Monte Carlo(TM), Mozzi-RITE(TM), and Tasty-Lite Cheese(TM) for its products. In addition the Company is currently pursuing trademark protection for a number of other potential names for existing and planned new products. The Company believes these trademarks are an important means of establishing consumer recognition for the Company and its products. However there can be no assurance as to the degree that these trademarks offer protection to the Company, or that the Company will have the financial resources to engage in litigation against any infringement of its trademarks, or as to the outcome of any litigation if commenced.

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

Employees

      The Company and its wholly owned manufacturing subsidiary currently employ 106 full-time employees, five of which are executive officers of the Company. Of such employees, seven are in executive and administrative positions, 94 are in production and distribution, and five are in clerical positions. Of such employees, 99 are located at the Swanton, Vermont facility and seven are located at the Company's executive offices in Montville, New Jersey.

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

      The Company's executive offices, consisting of approximately 1,900 square feet, are located in Montville, New Jersey. Approximately 1,000 square feet of such premises are leased from Messrs. Gennaro and Alfonso Falivene and the estate of Philip Falivene, officers, directors, and/or principal stockholders of the Company, all of whom own the office condominium unit. The Company currently pays Messrs. Falivene $1,200 per month rent for such premises, which is the fair market value for such space, on a month-to-month basis. The remainder of the Company's premises is occupied pursuant to a month-to-month lease from Messrs. Gennaro and Alfonso Falivene, and the estate of Philip Falivene, pursuant to which the Company pays $750 per month rent.

      The Company leases a parcel of land adjacent to the Vermont facility. This parcel is owned by Messrs. Gennaro and Alfonso Falivene, and the estate of Philip Falivene. The space is used as an employee parking lot and its use was required in conjunction with the construction of the new Whey drying facility. The lease is for a ten year period. Rentals are $750 monthly for the first five years and $900 monthly for the additional five year period. Rent expense for the years ended March 31, 2001 and 2000 was $9,000 in each of the years. This lease has a purchase option to purchase the land at fair market value at the end of the ten year period. This lease was assigned to the Bank in conjunction with the Whey Plant financing.

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

                                          High        Low

Year Ended March 31, 2001:

First Quarter                             5          3-1/4
Second Quarter                            4-1/8      3
Third Quarter                             4          1-1/4
Fourth Quarter                            3-1/4      1-3/8

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

      As of June 18, 2001 there were approximately 120 holders of record of Common Stock. Since many shares are registered in street name, the number of beneficial owners is considerably higher.

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

Statement of Operations Data (in thousands, except share and per share data)

                                      Year Ended March 31
                              ----------------------------------------------
                              2001     2000        1999       1998      1997
                              ----     -----       ----       ----      ----

Net Sales .............    $   41,374 $   42,810  $ 46,048 $ 36,175  $ 43,890

Net income (loss) .....       (1,477)        71       729   (2,138)     (935)

Net income (loss) per
share .................         (.50)       .02       .24     (.71)     (.31)

Weighted average common
and common equivalent
shares outstanding ....    2,971,342  2,971,342 2,994,711 3,002,500 3,005,513

Balance Sheet Data (in thousands)

                                           March 31
                              -----------------------------------------------
                                2001      2000      1999      1998      1997
                              -------   -------   -------   -------   -------

Total assets ..............   $17,194   $15,223   $16,156   $11,656   $13,330

Long-term debt and
capital lease
obligations ...............     9,250     7,970     8,163     4,832     2,150
Total liabilities .........    15,924    12,486    13,490     9,645     9,181
Working capital ...........     1,103     1,945     2,746     1,282       713

Stockholders' equity.......     1,270     2,737     2,666     2,011     4,149
         --------------------

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

Year ended March 31, 2001 compared to the year ended March 31, 2000

      Sales for the year ended March 31, 2001 decreased to $41,374,000 from $42,810,000 for the comparable period in 2000, an decrease of $1,436,000 (or 3.4%). Approximately $1,205,000 (or 83.9%) of such amount was offset by an increase in the number of pounds of cheese sold. Approximately $3,275,000 (or 228.1%) of such an decrease was due to a decrease in the average selling price for cheese. The volume increase was due to increased demand in the commodity cheese markets. The Company anticipates volume increases and increased demand in the months ahead, although there can be no assurance in this regard. The decrease in average selling price was the result of a decrease in the block cheddar market prices resulting in a lower selling price per pound of cheese. These decreases were offset by approximately $640,000 (or 44.6%) of increased whey sales produced in our new facility.

      Cost of sales and gross profit margin for the year ended March 31, 2001 were $39,314,000 (or 95.0% of sales) and $2,060,000 (or 5.0% of sales), respectively, compared to a cost of sales and gross profit margin of $40,012,000 (or 93.5% of sales) and $2,798,000 (or 6.5% of sales), respectively, for the comparable period in 2000. The increase in cost of sales and corresponding decrease in gross profit margin for 2001 as a percentage of sales is primarily due to a increase in the Company's cost of raw materials as a percentage of selling price.

      Selling, general and administrative expenses for the year ended March 31, 2001 amounted to $2,706,000 (or 6.5% of sales) compared to $2,299,000 (or 5.4%
of sales) for the comparable period in 2000. The increase in selling, general and administrative expenses as a percentage of sales was primarily due to the decreased sales in the period and an increase in consulting and freight costs.

      Interest expense for the year ended March 31, 2001 amounted to $841,000 compared to $691,000 for the year ended March 31, 2000 an increase of $150,000. This increase is the result of increased borrowing due to the addition of new plant production equipment and higher revolving credit line usage in the year.

      The provision for income tax for the years ended March 31, 2001, 2000 and 1999 of $2,000, $8,000 and $3,000, respectively, reflect minimum state taxes with the tax benefits of operating losses being offset by the effect of changes in the valuation allowance. Such amounts are re-evaluated each year based on the results of the operations.

      The Company's net loss of $1,477,000 for the year ended March 31, 2001 represents a decrease of $1,548,000 from the net income of $71,000 for the comparable period in 2000. The primary factors contributing to these changes are discussed above.

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

Liquidity and Capital Resources

      At March 31, 2001 the Company had working capital of $1,103,000 as compared to working capital of $1,945,000 at March 31, 2000. The Company's revolving bank line of credit is available for the Company's working capital requirements.

      At March 31, 2001, $4,267,000 was outstanding under such revolving credit line of credit and $312,000 was available for additional borrowing at that time (based on the inventory and receivable formula). Advances under this facility are limited to 50% of inventory and 80% of receivables. The rate of interest on amounts borrowed against the revolving credit facility is prime plus 1%. A .25% annual unused line fee is also charged on this facility. The agreement contains various restrictive covenants the most significant of which reflects to limitations on capital expenditures ($1,000,000 annually without bank consent). In addition, the Company is required to maintain a minimum two million dollars of net worth. The Company has obtained an agreement from the bank increasing the limitation on annual capital expenditures to $1,500,000 and decreasing the minimum amount of net worth to $1,200,000 for fiscal year 2001. The Company intends to continue to utilize this line of credit as needed for operations.

      On February 8, 1999, a $4,950,000 bank loan agreement was signed. The new loan is collateralized by the Company's plant and equipment. Provisions of the loan are as follows:

      A $3,960,000 commercial term note with interest fixed at 9.75 percent having an amortization period of 20 years with a maturity in February, 2019.

      A $990,000 commercial term note with interest fixed at 10.75 percent having an amortization period of 20 years with a maturity in February, 2019.


      On May 23,2001, a new $2,000.000 bank loan agreement was signed. The new loan is collaterized by the Company's plant and equipment. Provisions of the loan are as follows:

      A promissory note with interest payable at 1% above the rate of interest established by the bank as its National Variable Rate and principal repayable in four consecutive annual installments of $500,000.00 with the first such installment due on May 1, 2003 and the last such installment due on May 1,2006.

      Proceeds of the new loan were used for working capital

      The Company's major source of external working capital financing has been the revolving line of credit. For the foreseeable future the Company believes that its current working capital, its new $2,000,000 bank loan, and its existing lines of credit will continue to represent the Company's major source of working capital financing besides income generated from operations.

      For the year ended March 31, 2001 cash used by operating activities was $301,000. A loss from operations of $1,477,000 decreased cash. In addition increases in accounts receivable of $1,570,000, and an increase in prepaid expenses and other assets of $15,000 decreased cash. Increases in accounts payable of $1,959,000, accrued expenses of $83,000 and a decrease in inventories of $12,000, provided cash.

      Net cash used by investing activities was $1,135,000 for the period ended March 31, 2001 which represented purchase of property, plant and equipment of $1,146,000, less loan repayments of $11,000.

      Net cash provided by financing activities was $1,201,000 for the period ended March 31, 2001. Net proceeds from the revolving credit loan of $1,150,000, and proceeds from long-term debt of $204,000, provided cash in the period. Payments of long-term debt and notes of $147,000, and loan costs of $6,000 decreased cash in the period.

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

ITEM  8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                               Follow on next page

Shareholders
Lucille Farms, Inc.
 and Subsidiaries

                          Independent Auditors' Report

         We have audited the accompanying consolidated balance sheet of Lucille Farms, Inc. and Subsidiaries as at March 31, 2001 and 2000 and the related consolidated statements of operations, stockholders' equity and cash flows for the years ended March 31, 2001, 2000 and 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

         We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

         In our opinion, the aforementioned consolidated financial statements present fairly, in all material respects, the financial position of Lucille Farms, Inc. and Subsidiaries as at March 31, 2001 and 2000, and the results of their operations and their cash flows for the years ended March 31, 2001, 2000 and 1999 in conformity with accounting principles generally accepted in the United States of America.



                                             /s/ Citrin Cooperman & Company, LLP
                                             -----------------------------------
                                                 CITRIN COOPERMAN & COMPANY, LLP

New York, New York
June 8, 2001

                      LUCILLE FARMS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                                 AS AT MARCH 31,

                                                       2001             2000
                                                   ------------    -------------

                                     ASSETS
Current Assets:
   Cash and cash equivalents                       $    212,000    $    447,000
   Accounts receivable, net of allowances of
    $132,000 in 2001 and $103,000 in 2000             4,614,000       3,122,000
   Inventories                                        2,163,000       2,175,000
   Deferred income taxes                                 71,000          60,000
   Prepaid expenses and other current assets            119,000         107,000
                                                   ------------    ------------
     Total Current Assets                             7,179,000       5,911,000
                                                   ------------    ------------

Property, Plant and Equipment, net                    9,011,000       8,328,000
                                                   ------------    ------------

Other Assets:
   Due from officers                                    133,000         144,000
   Deferred income taxes                                527,000         490,000
   Deferred loan costs, net                             247,000         256,000
   Other                                                 97,000          94,000
                                                   ------------    ------------
     Total Other Assets                               1,004,000         984,000
                                                   ------------    ------------

     TOTAL ASSETS                                  $ 17,194,000    $ 15,223,000
                                                   ============    ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
   Accounts payable                                $  5,515,000    $  3,556,000
   Current portion of long-term debt                    171,000         103,000
   Accrued expenses                                     390,000         307,000
                                                   ------------    ------------
     Total Current Liabilities                        6,076,000       3,966,000
                                                   ------------    ------------

Long-Term Liabilities:
   Long-term debt                                     4,983,000       4,853,000
   Revolving credit loan                              4,267,000       3,117,000
   Deferred income taxes                                598,000         550,000
                                                   ------------    ------------
     Total Long-Term Liabilities                      9,848,000       8,520,000
                                                   ------------    ------------

     TOTAL LIABILITIES                               15,924,000      12,486,000
                                                   ------------    ------------

Stockholders' Equity:
   Common stock, $0.001 par value, 10,000,000
    shares authorized, 3,021,342 shares issued            3,000           3,000
   Additional paid-in capital                         4,448,000       4,438,000
   Accumulated deficit                               (3,056,000)     (1,579,000)
                                                   ------------    ------------
                                                      1,395,000       2,862,000
   Less: cost of 50,000 shares of treasury stock       (125,000)       (125,000)
                                                   ------------    ------------
     Total Stockholders' Equity                       1,270,000       2,737,000
                                                   ------------    ------------

     TOTAL LIABILITIES AND
      STOCKHOLDERS' EQUITY                         $ 17,194,000    $ 15,223,000
                                                   ============    ============

          See accompanying notes to consolidated financial statements.

                      LUCILLE FARMS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF OPERATIONS
                         FOR THE YEARS ENDED MARCH 31,


                                           2001          2000          1999
                                       ------------  ------------  -------------

Sales                                  $ 41,374,000  $ 42,810,000  $ 46,048,000

Cost of sales                            39,314,000    40,012,000    42,366,000
                                       ------------  ------------  ------------

Gross profit                              2,060,000     2,798,000     3,682,000
                                       ------------  ------------  ------------

Other expense (income):
  Selling                                 1,990,000     1,655,000     1,655,000
  General and administration                716,000       644,000       818,000
  Other income                                           (256,000)
  Interest income                           (12,000)      (15,000)      (28,000)
  Interest expense                          841,000       691,000       505,000
                                       ------------  ------------  ------------
    Total other expense (income)          3,535,000     2,719,000     2,950,000
                                       ------------  ------------  ------------

Income (loss) before income taxes        (1,475,000)       79,000       732,000

Provision for income taxes                    2,000         8,000         3,000
                                       ------------  ------------  ------------

Net Income (Loss)                      $ (1,477,000) $     71,000  $    729,000
                                       ============  ============  ============

Net Income (Loss) per share:
  Basic                                $      (0.50) $       0.02  $       0.24
                                       ============  ============  ============
  Diluted                              $      (0.50) $       0.02  $       0.24
                                       ============  ============  ============


Weighted average shares outstanding
  used to compute net income (loss)
  per share:
  Basic                                   2,971,342     2,971,342     2,994,711
                                       ============  ============  ============
  Diluted                                 2,971,342     2,956,817     2,984,832
                                       ============  ============  ============


          See accompanying notes to consolidated financial statements.

                      LUCILLE FARMS, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                FOR THE YEARS ENDED MARCH 31, 2001, 2000 AND 1999

                                      Common Stock         Additional       Accumulated         Treasury Stock
                                  Shares        Amount   Paid-in capital      Deficit        Shares       Amount            Total
                                 ---------     -------   ---------------   ------------      ------     ----------      ------------
Balance, March 31, 1998          3,052,500     $ 3,000     $ 4,512,000     $ (2,379,000)     50,000     $ (125,000)     $ 2,011,000

Net income                                                                      729,000                                     729,000

Purchase and retirement
of 31,158 shares of stock          (31,158)                    (74,000)                                                     (74,000)
                                 ---------     -------     -----------     ------------      ------     ----------      -----------

Balance, March 31, 1999          3,021,342       3,000       4,438,000       (1,650,000)     50,000       (125,000)       2,666,000

Net income                                                                       71,000                                      71,000
                                 ---------     -------     -----------     ------------      ------     ----------      -----------

Balance, March 31, 2000          3,021,342       3,000       4,438,000       (1,579,000)     50,000       (125,000)       2,737,000

Net loss                                                                     (1,477,000)                                 (1,477,000)

Issuance of warrants                                            10,000                                                       10,000
                                 ---------     -------     -----------     ------------      ------     ----------      -----------
Balance, March 31, 2001          3,021,342     $ 3,000     $ 4,448,000     $ (3,056,000)     50,000     $ (125,000)     $ 1,270,000
                                 =========     =======     ===========     ============      ======     ==========      ===========

          See accompanying notes to consolidated financial statements.

                      LUCILLE FARMS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                         FOR THE YEARS ENDED MARCH 31,


                                                                                        2001              2000              1999
                                                                                   ------------       -----------       ------------
Cash Flows from Operating Activities:
  Net income (loss)                                                                $ (1,477,000)      $    71,000       $   729,000
Adjustments to reconcile net income (loss)
 to net cash provided (used) by operating activities:
    Depreciation and amortization                                                       619,000           570,000           451,000
    Provision for doubtful accounts                                                      78,000            52,000            54,000
    Non-cash compensation                                                                10,000
  (Increase) decrease in assets:
    Accounts receivable                                                              (1,570,000)          444,000          (839,000)
    Inventories                                                                          12,000          (390,000)          110,000
    Prepaid expense and other current assets                                            (12,000)           36,000           (74,000)
    Other assets                                                                         (3,000)           58,000           (29,000)
  Increase (decrease) in liabilities:
    Accounts payable                                                                  1,959,000          (767,000)          532,000
    Accrued expenses                                                                     83,000           (64,000)          147,000
                                                                                   ------------       -----------       -----------
Net cash provided (used) by operating activities                                       (301,000)           10,000         1,081,000
                                                                                   ------------       -----------       -----------

Cash Flows from Investing Activities:
  (Increase) repayment of officers' loans                                                11,000            (5,000)           30,000
  Purchase of property, plant and equipment                                          (1,146,000)       (1,199,000)       (2,726,000)
                                                                                   ------------       -----------       -----------
Net cash used by investing activities                                                (1,135,000)       (1,204,000)       (2,696,000)
                                                                                   ------------       -----------       -----------

Cash Flows from Financing Activities:
  Proceeds from (repayments of) revolving credit loan - net                           1,150,000          (183,000)          353,000
  Proceeds from long-term debt                                                          204,000                           4,964,000
  Principal payments of long-term debt                                                 (147,000)         (100,000)       (2,171,000)
  Increase in loan costs                                                                 (6,000)                           (270,000)
  Purchase of stock                                                                                                         (74,000)
                                                                                   ------------       -----------       -----------
Net cash provided (used) by financing activities                                      1,201,000          (283,000)        2,802,000
                                                                                   ------------       -----------       -----------

Net increase (decrease) in cash and cash equivalents                                   (235,000)       (1,477,000)        1,187,000

Cash and cash equivalents - beginning                                                   447,000         1,924,000           737,000
                                                                                   ------------       -----------       -----------
CASH AND CASH EQUIVALENTS -
  ENDING                                                                           $    212,000       $   447,000       $ 1,924,000
                                                                                   ============       ===========       ===========
SUPPLEMENTAL DISCLOSURE OF
  CASH FLOW INFORMATION:
  Cash paid for:
    Interest                                                                       $    819,000       $   681,000       $   554,000
    Income taxes                                                                          5,000             8,000             1,000
  Additions to property, plant and
   equipment acquired by debt issue                                                     142,000            96,000


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

Income Taxes

The Company provides for deferred income taxes resulting from temporary differences in reporting certain income and expense items (principally depreciation) for income tax and financial reporting purposes. Income tax benefits from operating loss carryforwards are recognized to the extent available less a valuation allowance if it is more likely than not that some portion of the deferred tax asset will not be realized.

                      LUCILLE FARMS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Earnings per Share

Basic earnings per share is computed by dividing net earnings available to common shareholders by the weighted average common shares outstanding for the period. Diluted earnings per share is computed by dividing net earnings available to common shareholders by the weighted average common shares outstanding adjusted for the dilutive effect of options granted under the Company's stock option plans. Basic and diluted earnings per share were the same for 2001 since options and warrants were not included in the calculation because their effect would have been antidilutive. The dilution for 2000 and 1999 is due to the net incremental effect of options of 14,525 shares and 9,879 shares, respectively.

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

NOTE 3 -  INVENTORIES

Inventories consist of the following:

                                              March 31, 2001      March 31, 2000
                                              --------------      --------------

            Finished goods                     $  1,011,000        $  1,169,000
            Raw materials                           617,000             524,000
            Supplies and packaging                  535,000             482,000
                                               ------------        ------------
                                               $  2,163,000        $ 2,175,000
                                               ============        ============

Inventories are pledged as collateral under a revolving credit facility with a bank (Note 6).

NOTE 4 - PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consists of the following:

                                              March 31, 2001      March 31, 2000
                                              --------------      --------------
            Land                               $     25,000        $     25,000
            Plant                                 4,616,000           4,316,000
            Equipment                             8,019,000           7,128,000
            Whey facility                         2,116,000           2,020,000
                                                -----------        ------------
                                                 14,776,000          13,489,000
            Less: accumulated
            depreciation and
            amortization                          5,765,000           5,161,000
                                               ------------        ------------
                                               $  9,011,000        $  8,328,000
                                               ============        ============

                      LUCILLE FARMS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4 - PROPERTY, PLANT AND EQUIPMENT (CONTINUED)

Included in property, plant and equipment at March 31, 2001 is capitalized interest of $121,000 and capitalized labor of $96,000. Interest of $12,000 and labor of $11,000 was capitalized for the year ended March 31, 2001. Interest of $3,000 and labor of $24,000 was capitalized for the year ended March 31, 2000. Interest of $22,000 was capitalized for the year ended March 31, 1999.

NOTE 5 - DUE FROM OFFICERS

Amounts due from officers reflect advances and loans which effective June 1, 1992 are represented by promissory notes bearing interest at 9% per annum. Interest is payable beginning on June 1, 1994 and annually thereafter, with the principal due on June 1, 2000 which has been extended to June 1, 2002. $11,000, $11,000 and $14,000 was included in operations as interest income for the years ended March 31, 2001, 2000 and 1999, respectively.

NOTE 6 - REVOLVING CREDIT LOAN

The Company has available a $5,000,000 revolving credit facility at March 31, 2001 that expires on June 1, 2002. The rate of interest on amounts borrowed against the revolving credit facility is based upon the New York prime rate plus 1% (9% at March 31, 2001 and 10% at March 31, 2000). Advances under this facility are limited to 50% of inventory (with a cap on inventory borrowings of $1,000,000) and 80% of receivables as defined in the agreement. The commitment contains various restrictive covenants the most significant of which relates to limitations on capital expenditures ($1,000,000 annually without bank consent). In addition, the Company is required to generate an increase in its dollar amount of net worth annually. The bank agreed to a $1,500,000 capital expenditure limit and a reduced net worth for 2001.

This loan is secured by substantially all of the Company's assets.

NOTE 7 - LONG-TERM DEBT

Long-term debt consists of the following:

                                                                   March 31, 2001      March 31, 2000
                                                                   --------------      --------------
Term loan with a bank dated February 8, 1999, secured by real estate and equipment, payable monthly at $37,561 including
interest at 9.75% for 20 years maturing February 8, 2019.           $ 3,814,000         $ 3,889,000

Term loan with a bank dated February 8, 1999 secured by real estate and equipment, payable monthly at $10,051 including
interest at 10.75% for 20 years maturing February 8, 2019.              958,000             974,000

Equipment notes payable in monthly installments ranging from
$972 to $3,006, including interest at rates of 9.75% to 11%, through September 2005. The notes are collateralized by
equipment with a net book value of $314,000 at March 31, 2001.          296,000              44,000

Discounted obligations under capital leases (Note 9).                    86,000              49,000
                                                                    -----------         -----------

                                                                      5,154,000           4,956,000
Less: current portion                                                   171,000             103,000
                                                                    -----------         -----------

TOTAL                                                               $ 4,983,000         $ 4,853,000
                                                                    ===========         ===========

                      LUCILLE FARMS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7 - LONG-TERM DEBT

As of March 31, 2001 long-term debt matures as follows:

                   2002                   $   171,000
                   2003                       201,000
                   2004                       225,000
                   2005                       219,000
                   2006                       175,000
                   2007 and thereafter      4,163,000
                                          -----------
                                          $ 5,154,000
                                          ===========

Virtually all of the Company's property, plant and equipment are pledged as collateral for these obligations.

In May 2001 the Company obtained a new $2,000,000 bank loan. The loan, collateralized by the Company's plant and equipment, bears interest at 1% above the bank's national variable rate. The loan is due in annual principal installments of $500,000 beginning May 2003. Interest is payable monthly.

NOTE 8 - INCOME TAXES

Temporary differences and carryforwards which give rise to deferred tax assets and liabilities are as follows:

                                                           March 31, 2001                    March 31, 2000
                                                     ---------------------------      ---------------------------
                                                                       Deferred                         Deferred
                                                       Deferred           Tax           Deferred           Tax
                                                      Tax Asset        Liability       Tax Asset        Liability
                                                     ------------      ---------      ------------      ---------
Depreciation                                         $                 $ 598,000      $                 $ 550,000
Provision for doubtful accounts                           50,000                           39,000
Reserve for compensated
 Absences                                                 21,000                           21,000
Investment tax credit carryforwards                                                        74,000
Operating loss carryforwards                           1,878,000                        1,281,000
Contribution carryforwards                                 2,000                            2,000
                                                     -----------       ---------      -----------       ---------
                                                       1,951,000         598,000        1,417,000         550,000
Valuation allowance                                   (1,353,000)                        (867,000)
                                                     -----------       ---------      -----------       ---------
                                                     $   598,000       $ 598,000      $   550,000       $ 550,000
                                                     ===========       =========      ===========       =========

The net change in the valuation allowance for the periods presented were as follows:

                                                        March 31,
                                           -------------------------------------
                                             2001          2000          1999
                                           --------      -------      ----------
Valuation allowance increase (decrease)    $486,000      $65,000      $(303,000)


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

                      LUCILLE FARMS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8 - INCOME TAXES (CONTINUED)

The provision for income taxes is different than the amount computed using the United States Federal Statutory income tax rate for the reasons set forth below:

                                                       Years Ended March 31,
                                                 -------------------------------
                                                   2001         2000       1999
                                                 -------      -------     ------
       Expected tax at U.S. Statutory Rate       (34.0)%        30.0%      34.0%
       State and local income taxes                 .1           1.2        1.5
       Permanent differences and other              .3        (104.0)       6.3
       Valuation allowance for operating loss
         carryforwards                            33.7          82.9      (41.4)
                                                 ------       ------      -----
                                                    .1 %        10.1%        .4%
                                                 =======      ======      =====

Included in other in 2000 is the reduction of income of $256,000 of life insurance proceeds which is not taxable.

Operating loss carryforwards totaled $4,941,000 as of March 31, 2001 and expire on March 31, of the following years:

                             2010        $    77,000
                             2012            913,000
                             2013          2,122,000
                             2015            268,000
                             2106          1,561,000
                                         -----------
                             Total       $ 4,941,000
                                         ===========

NOTE 9 - LEASE COMMITMENTS

The Company leases automobiles for three of its officers under lease arrangements classified as operating leases. The leases expire in December 2001, January 2002 and October 2002. Rent expense was approximately $19,000 in the year ended March 31, 2001 and $18,000 for each of the years ended March 31, 2000 and 1999. Future minimum payments under the leases are approximately $21,000 as at March 31, 2001.

On December 20, 1994 the Company began leasing waste water purification equipment under leasing arrangements classified as an operating lease. The monthly lease payments are $3,870 for a period of 60 months. Leasing expense was $23, 000 and $46,000 for the years ended March 31, 2000 and March 31, 1999, respectively. The Company exercised its option to purchase the equipment during the year ended March 31, 2000. In addition, the Company leases some equipment under operating leases expiring through January 2004. Minimum monthly lease payments under these leases total $1,000. Minimum annual lease payments are $11,000 for each of the years ending in 2001, 2002 and 2003 and $4,000 in the year ending March 31, 2004.

The Company also leases some equipment under a lease that includes an option to purchase the equipment at the end of the lease term. Capital lease property of $128,000 less accumulated depreciation of $6,000 is included in property, plant and equipment.

                      LUCILLE FARMS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9 - LEASE COMMITMENTS (CONTINUED)

Future minimum lease payments under capital leases are as follows:
 2001                                                                  $  32,000
 2002                                                                     35,000
 2003                                                                     35,000
 2004                                                                      9,000
                                                                       ---------
 Total minimum lease payments                                            111,000
 Less amount representing interest                                        25,000
                                                                       ---------
 Present value of net minimum payments                                    86,000
 Less: current maturities                                                 21,000
                                                                       ---------
 Long-term obligation                                                  $  65,000
                                                                       =========

NOTE 10 - RELATED PARTY TRANSACTIONS

The Company leases a parcel of land adjacent to the facility. This parcel is owned by three of its stockholders. The space is used as an employee parking lot and its use was required in conjunction with the construction of the new Whey drying facility. The ten year lease term carries a monthly rental of $750 during the first five years and $900 during the remaining five years. Rent expense for the years ended March 31, 2001 and 2000 was $9,000 in each of the years. This lease has a purchase option to purchase at fair market value at the end of the ten year period. This lease was assigned to the Bank in conjunction with the Whey Plant financing.

The Company leases space for its executive offices at $1,200 per month from three of its stockholders on a month to month basis. Rent expense was approximately $14,000 for each of the years ended March 31, 2001, 2000 and 1999.

The Company also leases an additional 900 square feet for $750 monthly on a month to month basis. These premises are owned by three of its stockholders. This space is primarily used for the Company's marketing operations. Rent expense was $9,000 for each of the years ended March 31, 2001, 2000 and 1999.

NOTE 11 - STOCKHOLDERS' EQUITY

In May 1993, the Board of Directors of the Company adopted a resolution authorizing the issue of 250,000 shares of Preferred Stock, par value $0.001 per share. Such preferred stock may be issued in series, the terms of which will be determined by the Company's Board of Directors without action by stockholders and may include dividend and liquidation preferences to common stock, voting rights, redemption and sinking fund provisions and conversion rights. No shares have been issued at March 31, 2001.

In June 2001 the Company entered into an agreement to purchase plant equipment for $540,000 of Series A Convertible Redeemable Preferred Stock. The stock can be converted into 216,000 shares of common stock at $2.50 per share.

NOTE 12 - SIGNIFICANT CUSTOMERS

In the years ended March 31, 2001, 2000 and 1999, one customer accounted for approximately 10%, 11% and 15% of sales, respectively.

                      LUCILLE FARMS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 13 - OTHER EVENTS

a. Employment Agreements

In April 1993, the Company entered into four year employment agreements to be effective upon the closing of the public offering with its three principal officers and three other newly employed individuals pursuant to which the three officers each shall be paid salaries of $100,000, $100,000 and $90,000 per annum, respectively, and the other three individuals shall be paid salaries of $110,000, $88,000 and $85,000 per annum, respectively. Such salaries increased each year to the extent of any cost-of living increases. In December 1995 the agreement with the individual earning $110,000 was terminated. Effective April 1, 1997 all employment agreements expired and the officers continue employment at the salaries applicable in the final year of their agreements. During the year ended March 31, 2001 the Company engaged a new employee under an agreement expiring in August 2002. The agreement requires an annual salary of $100,000 plus a bonus.

b. 1993 Stock Option Plan

On April 1, 1993 the Company adopted its 1993 Stock Option Plan. An aggregate of 200,000 shares of Common Stock were reserved for issuance upon exercise of options which may be granted from time to time in accordance with the plan. The aggregate shares reserved was increased to 500,000 in 2001. Options may be granted to employees, including officers, directors, consultants and advisors. Options shall be designated as either Incentive Stock Options or Non-Incentive Stock Options being issued at a purchase price of not less than 100% (110% in case of optionees who own more than 10% of the voting power of all classes of stock of the Company) of fair market value of the Common Stock on the date the option is granted. In April 1995, options to purchase 10,000 shares were granted to each of two employees at an exercise price of $3.625. The options shall expire on April 4, 2005. In May 1996, options to purchase 50,000 shares were granted to a newly hired employee at an exercise price of $4.00. These options vest and are exercisable ratably over a five year period beginning one year from date of employment. The options expire upon plan termination, April 1, 2003. In January 1998, options to purchase 25,000 shares were granted to a director of the Company in his capacity as consultant at an exercise price of $1.50 per share. The options expire on January 2008 and vest to the extent of 5,000 shares on date of issue and 5,000 shares on each of the next four anniversary dates. On March 1, 1999 the Company granted an option to a consultant to purchase 7,500 shares of common stock at $4.00 per share for a period of three years. During the year ended March 31, 2000 the agreement was terminated and the options canceled. On August 14, 2000 the Company granted an option to an employee to purchase 150,000 share of common stock at $3.9375 per share for a period of ten years. The options vest to the extent of 30,000 shares on the date of issue and 30,000 shares on each of the next four anniversary dates thereof. The per share fair value of stock options granted during the years ended March 31, 2001 and 1999 was $2.87 and $1.65, respectively, and the per share value of warrants granted during the year ended March 31, 2001 was $1.29, on the date of grant using the Black Scholes option-pricing model with the following assumptions:

                                           March 31, 2001         March 31, 1999
                                       -----------------------    --------------
                                        Options       Warrants
                                       --------       --------
       Expected dividend yield             -0-%          -0-%            -0-%
       Risk free interest rate             5.0%          5.0%            5.5%
       Expected stock volatility          58.6%         59.4%           62.3%
       Expected option life            10 years       2 years         3 years

                      LUCILLE FARMS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 13 - OTHER EVENTS (CONTINUED)

The Company applies APB Opinion No. 25 in accounting for its Plan, and accordingly, no compensation costs has been recognized in the financial statements for its stock options which have an exercise price equal to the fair value of the stock on the date of the grant. Had the Company determined compensation cost based on the fair value at the grant date for its stock options and warrants under SFAS No. 123, the Company's net income would have been reduced to the pro forma amounts indicated below:

                                                            Years Ended
                                        March 31, 2001    March 31, 2000    March 31,1999
                                        --------------    --------------    -------------
        Net income (loss):
        As reported...................   $(1,477,000)         $ 71,000        $ 729,000
        Pro forma.....................   $(1,572,000)         $ 49,000        $ 707,000

        Net earnings (loss) per share:
        As reported...................   $      (.50)         $    .02        $     .24
        Pro forma.....................   $      (.53)         $    .02        $     .24

The full impact of calculating compensation cost for stock options under SFAS No. 123 is not reflected in the pro forma net income amounts presented above because compensation cost is reflected over the options' vesting period.

Stock options are summarized as follows:

                           Exercise price        2001         2000         1999
                           --------------      -------      -------      -------
Outstanding - beginning    $1.50 to $4.00       95,000      102,500       95,000
Issued                     3.9375 to 4.00      150,000                     7,500
Terminated                     4.00                           7,500
                                               -------      -------      -------
Outstanding - ending       $1.50 to $4.00      245,000       95,000      102,500
                                               =======      =======      =======

At March 31, 2001 options for 110,000 shares were exercisable.

In April, 2000 the Company entered into an agreement with an investment banking firm wherein for one year such firm would act as the Company's exclusive financial advisor with respect to a combination. For such services the Company granted the firm a seven-year warrant to acquire 90,000 shares of the Company's common stock at $4.63 per share, the closing price of the of the Company's common stock on the date the agreement was entered into. The warrant will vest only upon the conclusion of a transaction during the term. In the event no combination is consummated the warrants will be terminated. In April, 2001 the agreement was terminated and the warrants canceled.

In July, 2000 the Company entered into a service agreement with an individual. As additional compensation under the agreement warrants to purchase 15,000 shares of common stock were issued in lieu of additional cash compensation of $10,000. The warrants are exercisable for a period of two years with an exercise price of $5.00 per share. The warrants were valued at the value of the services provided of $10,000.

In June, 2001 the Company issued options for consulting services and for a directorship. The ten year options were for 10,000 shares at the fair market value on the date of grant.

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

The Company maintains cash accounts with several major financial institutions. At March 31, 2001 approximately $584,000 of the Company's cash was in excess of FDIC insured limits.

The Company considers the fair value of all financial instruments to be not materially different from their carrying value at year-end.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

                                 NOT APPLICABLE

                                    PART III

ITEM  10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The directors and executive officers of the Company as of June 18, 2001 are as follows:

          Name       Age       Present office or Position
          ----       ---       --------------------------

 Gennaro Falivene     71    Chairman of the Board of Directors
                              and Executive Vice President-Quality Control

 Alfonso Falivene     59    Director, President and Chief Executive Officer

 David McCarty        45    Vice President-Sales and Marketing

 Stephen M. Katz      66    Director, Vice-President-Finance and
                              Administration, Chief Financial Officer
                              and Secretary

 Howard S. Breslow    61    Director

 Jay M. Rosengarten   56    Director

 Joseph J. Arcata     54    Vice President- Production.

 Dr. Mali Reddy       54    Director

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

      Mr. David McCarty has been Vice President-Marketing and Sales of the Company since April 1993. From July 1991 to March 1993, Mr. McCarty was the Vice President of Braff & Company, Inc., a New York, New York based marketing and public relations firm which specializes in consumer products, particularly in the food industry. Braff & Company, Inc. has represented a broad range of clients, including The Dannon Company, Kraft General Foods and The Seagram Beverage company and has played an integral role in the start--up, launch and promotion of such products as The Dove Bar and Micro Magic Foods. From February 1990 to July 1991, Mr. McCarty was the New York area Manager for Good Humor, a division of Thomas J. Lipton, where he established a new distribution network, created a sales promotion program and aided in reversing a sales decline and increasing sales. From August 1986 to February 1990, Mr. McCarty was the Director of Marketing of Braff & Company, Inc. From 1982 to 1986, Mr. McCarty was the Director of Marketing (1985 and 1986) and National Sales Manager (1982--1985) for Ginseng VP Corp., a "New Age" beverage corporation.

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

      Mr. Howard S. Breslow has been a director of the Company since April 1993. He has been a practicing attorney in New York for more than 35 years and has been a member of the law firm of Breslow & Walker, LLP New York, New York for more than 30 years, which firm is counsel to the Company. Mr. Breslow currently serves as a director of Cryomedical Sciences, Inc., a publicly--held company engaged in the research, development and sale of products for use in low temperature medicine, Vikonics, Inc., a publicly--held company engaged in the design and sale of computer-based security systems, and Excel Technology, Inc., a publicly--held company engaged in the development and sale of laser products and Find/SVP,Inc., a publicly held business advisory and research company.

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

      Mr Joseph J. Arcata Jr. has been Vice-President of Production since December 6, 2000. Prior thereto he was the Vice President of operations for Concord Marketing Inc. from 1992 to 1999. He was responsible for production and general operations. He has done consulting work for Sorrento Cheese, Land O' Lakes, and other cheese manufactures.

      Dr. Mali Reddy has been a director of the Company since June 4, 2001. He is currently the president of ADFAC (American Dairy and Food Culturing Labs.), a position he has held for over fifteen years. He holds approximately one hundred and fifty U.S. and international patents. Dr. Reddy was the recipient of the prestigious Richard M. Hoyt Memorial Award from the American Dairy Science Association. He has served as a consultant to over sixty five leading firms in the U.S. and abroad.

      Gennaro Falivene is the uncle of Alfonso Falivene. No other family relationship exists between any director or executive officer and any other director or executive officer of the Company.

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

 Section 16A Benefical Ownership Reporting Compliance

      The Company is not aware of any late filings of, or failure to file, the reports required by Section 16(a) of the Securities Exchange Act of 1934, as amended, except that there were late filings of form 3s for Joseph J. Arcata and Jay Rosengarten.

ITEM  11. EXECUTIVE COMPENSATION

      The following table sets forth certain information regarding compensation paid by the Company during each of the Company's last three fiscal years to the Company's Chief Executive Officer and to each of the Company's executive officers (other than the Chief Executive Officer) who received salary and bonus payments in excess of $100,000 during the year ended March 31, 2001. None of such persons owns, or ever has been granted, stock options of the Company.

                           SUMMARY COMPENSATION TABLE
                           --------------------------
                                             Annual Compensation
                                       -------------------------------------
Name and Principal            Fiscal                        Other Annual
    Positions                  Year    Salary     Bonus     Compensation (1)
    ---------                  ----    ------     -----     ----------------

Alfonso Falivene               2001   $106,000      --         $  9,000
  President and Chief          2000    110,000      --            9,000
      Executive Officer        1999    110,000      --            8,000

  Gennaro Falivene             2001    106,000      --            5,000
      Executive Vice           2000    108,000      --            5,000
        President -- Quality   1999    106,000                    4,000
        Control

----------
(1) Represents automobile allowances and/or automobile lease payments for the benefit of such employee.

Employment Agreements

      During the year ended March 31, 2001 the Company engaged a new employee under an agreement expiring in August 2002. The agreement requires an annual salary of $100,000 plus a bonus.

Compensation of Directors

      The Company has not compensated its directors for their services in such capacity.

Compensation Committee Interlocks and Insider Participation

      During the year ended March 31, 2001, Messrs. Alfonso Falivene, Gennaro Falivene, and Stephen Katz were each officers of the Company as well as directors of the company who participated in deliberations of the Company's Board of Directors concerning executive officer compensation. Reference is made to Item 13 "Certain Relationships and Related Transactions".

ITEM  12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

The following table, as of June 18, 2001, sets forth certain information concerning each stockholder known by the Company to be the beneficial owner of more than 5% of the Company's outstanding Common Stock, each director of the Company, the named executive officers set forth in the table in Item 11, and all executive officers and directors of the Company as a group. Unless expressly indicated otherwise, each stockholder exercises sole voting and investment power with respect to the shares beneficially owned.
                                                   Amount and
                                                    Nature of         Percent
         Name (and Address of 5%                    Beneficial           of
         Owners)                                    Ownership          Class
         -------                                    ---------          -----
         Gennaro Falivene                            327,417           11.0%
         Box 125
         Swanton, VT 05488

         Alfonso Falivene (1)                        464,917           15.6%
         150 River Rd., P.O. Box 517
         Montville, NJ 07045

         The Estate of
         Philip Falivene                             219,917            7.4%
         Box 125
         Swanton, VT 05488

         Stephen Katz (2)                             85,750            2.9%


         B&W Investment Associates                   193,799            6.5%
         c/o Breslow and Walker
         100 Jericho Quadrangle
         Jericho, NY 11753

         Howard S. Breslow                           193,799(3)         6.5%
         100 Jericho Quadrangle
         Jericho, NY 11753

         David Mccarty                                81,250            2.7%

         Jay M. Rosengarten                           25,000(4)           *

         Joseph J Arcata                             150,000(5)        4.8%
         150 River Road
         PO Box 517
         Montville, NJ 07045

         Dr Mali Reddy                                10,000(6)           *

         All officers and
         directors as a group                      1,558,050(7)        49.4%

(1) Includes 7,500 shares owned by Mr. Falivenes wife and 20,000 shares owned by one of his children.
(2)   Includes 40,000 shares owned by Mr. Katz's wife.
(3) Represents all of the shares owned by B&W Investment Associates, a partnership of which Howard S. Breslow, a director of the Company, is a partner.
(4)   Includes 25,000 shares issuable under outstanding options.
(5)   Includes 150,000 shares issuable under outstanding options.
(6)   Includes 10,000 shares issuable under outstanding options.
(7)   Includes 185,000 shares issuable under outstanding options.
*     Less than 1%

ITEM  13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      At March 31, 2001, Alfonso Falivene, Gennaro Falivene and the Estate of Philip Falivene each was indebted to the Company in the amount of $30,167, $30,166 and $36,365, respectively. Such indebtedness is represented by promissory notes, dated as of June 1, 1992, with the principal due on June 1, 2000, which has been extended to June 1,2002. The notes bear interest at the rate of 9% per annum, which interest is payable annually commencing June 1, 1994.

      The Company leases a parcel of land adjacent to its facility. This parcel is owned by Alfonso Falivene, Gennaro Falivene and the Estate of Philip Falivene. The space is used as an employee parking lot and its use was required in conjunction with the construction of the new Whey drying facility. The lease is for a ten year period. Rentals are $750 monthly for the first five years and $900 monthly for the additional five year period. Rent expense for the years ended March 31, 2001 and 2000 was $9,000 and $9,000 respectively. This lease has a purchase option to purchase at fair market value at the end of the ten year period. This lease was assigned to the Bank in conjunction with the Whey Plant financing.

      The Company leases a portion of its Montville, New Jersey offices from Messrs. Alfonso Falivene, Gennaro Falivene, and the Estate of Philip Falivene the joint owners of the office condominium unit. During the fiscal years ended March 31, 1999, 2000 and 2001, the Company paid approximately $14,000, $14,000 and $14,000, respectively, towards the rental of such offices. The Company currently pays $1,200 per month rent for such premises on a month--to-month basis. The Company also leases an additional 900 adjacent square feet for $750 monthly on a month--to--month basis. These premises are also owned by Messrs. Alfonso Falivene, Gennaro Falivene, and the Estate of Philip Falivene. This space is primarily used for marketing operations. Rent expense for this space was $9,000, $9,000 and $9,000, respectively, for the years ended March 31, 1998, 1999 and 2000.

      The Company has retained Jay Rosengarten as an independent consultant. Mr. Rosengarten has been paid $50,000 per annum for his services.

      The Company is the owner and beneficiary of life insurance policies on the lives of Messrs. Alfonso and Gennaro Falivene, each in the amount of $300,000. In the event of the death of any such insured, the Company has agreed (subject to tender) to utilize the proceeds of such policy to purchase shares of Common Stock from the deceased's estate at the market value of such shares on the date of death.

                                     PART IV
                                     -------
ITEM  14. EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES, AND REPORTS ON FORM 10-K

(a)   The following documents are filed as part of this report:

      1.    Consolidated Financial Statements (included in Part II, Item 8):

            Independent Auditors' Report

            Consolidated Balance Sheet as at March 31, 2001 and March 31, 2000

            Consolidated Statement of Operations for the years ended March 31, 2001, March 31, 2000 and March 31, 1999

            Consolidated Statement of Stockholders' Equity for the years ended March 31, 2001, March 31, 2000 and March 31, 1999

            Consolidated Statement of Cash Flows for the years ended March 31, 2001, March 31, 2000 and March 31, 1999

            Notes to Consolidated Financial Statements
      2.    Consolidated Financial Statement Schedules (included in Part II,
            Item 8)

      3. Exhibits included herein: Index to Exhibits for exhibits filed as part of this Form 10-K annual report.

(b)   Reports on Form 8-K: None

            Financial statement schedules are omitted because they are either not applicable or not required, or because the information sought is included in the consolidated Financial Statements or the Notes thereto.

                               INDEX TO EXHIBITS

Exhibit Number                             Document
--------------                             --------

     3.1          Restated Certificate of Incorporation of the Company (1)

     3.2          By-Laws of the company, as amended (1)

     4.1          Specimen Common Stock Certificate (1)

     4.2 Certificate of Designation of Series A Convertible Redeemable Preferred Stock of the Company.

     10.1         1993 Stock Option Plan (1)

     10.2 Loan facility with Chittenden Bank,includingCommitment Letter, dated April 30, 1996, Loan Agreement, dated June 13, 1996, and Promissory Notes, dated June 13, 1996, relating to short term working capital facility and capital expenditures line of credit (3) and amendment thereto dated June 11, 1997 (4)

     10.3 Loan facility with First International Bank, N.A., including Collateral Assignments, Financial Condition Affidavits, Loan Agreements and Promissory Notes, dated February 8, 1999, Assignment of Contract Rights, Security Agreement, dated February 8, 1999, and Commercial Mortgage and Security Agreement, dated February 8, 1999.(5)

     10.4 Employment Agreement, dated August 14,2000, between the Registrant and Joseph J. Arcata.(6)

     10.5 Loan facility with CoBANK,ACB including Single Advance Term Loan Supplement, dated May 23,2001, Master Loan
                  Agreement,dated May 23, 2001, Real Estate Mortgage, dated May 23, 2001, Security Agreement, dated May 23, 2001 and Continuing Guarantees, dated May 23,2001.

     10.6 Production and Sales Agreement dated the 27 day of February 1998 with International Ingredien Corporation and amendment thereto dated June 12, 2001.

     10.7 Equipment Purchase Agreement dated June 12, 2001 with International Ingredient Corporation.

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

(5) Incorporated by reference to the Company's Annual Report on Form 10-K for the fiscal year ended March 31,1999.
(6) Incorporated by reference to the Company's form 10Q-A for the quarterly period ended September 30,2000.

SIGNATURES

      PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED.

                                         LUCILLE FARMS, INC.

                                         By:/s/Alfonso Falivene
                                            -----------------------------------
                                         Alfonso Falivene, President (Principal
                                         Executive Officer)

                                         By:/s/Stephen Katz
                                            -----------------------------------
                                         Stephen Katz, Vice President-- Finance
                                         and Administration
                                            (Principal Financial and
                                             Accounting Officer

Date: June 22, 2000
      PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT AND IN THE CAPACITIES AND ON THE DATES INDICATED.


Signature                                     Title                   Date
---------                                     -----                   ----

/s/Gennaro Falivene                          Director             June 26,2001
---------------------------
Gennaro Falivene


/s/Alfonso Falivene                          Director             June 26,2001
---------------------------
Alfonso Falivene


/s/Stephen M. Katz                           Director             June 26,2001
----------------------------
Stephen M. Katz


/s/Howard S. Breslow                         Director             June 26,2001
----------------------------
Howard S. Breslow


/s/Jay M. Rosengarten                        Director             June 26,2001
----------------------------
Jay M. Rosengarten


/s/Dr. Mali Reddy                            Director             June 26,2001
----------------------------
Dr. Mali Reddy