Form 10-Q
period 2001-06-30
LUCILLE FARMS INC
filed 2001-08-06
CIK 908179

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

         (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITITES AND EXCHANGE ACT OF 1934

                            For the Quarterly Period Ended:
                            June 30, 2001
                            Commission File Number 1-12506


                               LUCILLE FARMS INC.
                               ------------------
             (Exact Name of Registrant as Specified in its charter)

           Delaware                                  13-2963923
----------------------------                    ---------------------
(State or other Jurisdiction                      (I.R.S. Employer
      of Incorporation)                         Identification number)

     150 River Road, P.O. Box 517
         Montville, New Jersey                                 07045
         ---------------------                                 -----
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


The number of shares of Registrant's common stock, par value $.001 per share, outstanding as of August 2, 2001 was 2,971,342.

               PART I. FINANCIAL INFORMATION

Item 1. Financial Statements


                               LUCILLE FARMS, INC.

                           CONSOLIDATED BALANCE SHEET

                                     ASSETS


                                                  JUNE 30, 2001   MARCH 31, 2001
                                                  -------------   --------------
                                                   (UNAUDITED)
CURRENT ASSETS:

Cash and cash equivalents                          $   199,000       $   212,000

Accounts receivable, net                             4,796,000         4,614,000
Of allowances of $153,000
At June 30, 2001 and $132,000
At March 31, 2001

Inventories                                          2,885,000         2,163,000

Deferred income taxes                                   71,000            71,000

Prepaid expenses and other
Current assets                                         109,000           119,000
                                                   -----------       -----------

    Total current assets                             8,060,000         7,179,000
                                                   -----------       -----------

PROPERTY, PLANT AND EQUIPMENT, NET                   9,557,000         9,011,000
                                                   -----------       -----------

OTHER ASSETS:

Due from officers                                      134,000           133,000

Deferred income taxes                                  527,000           527,000

Deferred loan costs, net                               261,000           247,000

Other                                                   83,000            97,000
                                                   -----------       -----------

         Total Other Assets                          1,005,000         1,004,000
                                                   -----------       -----------

         TOTAL ASSETS                              $18,622,000       $17,194,000
                                                   -----------       -----------


                 See notes to consolidated financial statements

                               LUCILLE FARMS,INC.

                           CONSOLIDATED BALANCE SHEET

                      LIABILITIES AND STOCKHOLDER'S EQUITY


                                                JUNE 30,2001      MARCH 31, 2001
                                                ------------      --------------
                                                 (UNAUDITED)
CURRENT LIABILITES:

Accounts Payable                                $  4,208,000       $  5,515,000

Current portion of long-term debt                    171,000            171,000

Revolving credit line                              4,510,000               --

Accrued expenses                                     213,000            390,000
                                                ------------       ------------

    Total Current Liabilities                      9,102,000          6,076,000
                                                ------------       ------------

LONG TERM LIABILITIES:

Long-term debt                                     6,869,000          4,983,000

Revolving credit line                                   --            4,267,000

Deferred income taxes                                598,000            598,000
                                                ------------       ------------

     Total Long-Term Liabilities                   7,467,000          9,848,000
                                                ------------       ------------

     TOTAL LIABILITIES                            16,569,000         15,924,000
                                                ------------       ------------

STOCKHOLDERS EQUITY:
Preferred stock- face value                          540,000               --
Common stock - $.001 par value,                        3,000              3,000
10,000,000 shares authorized,
3,021,342 share issued

Additional paid-in capital                         4,450,000          4,448,000

Retained (Deficit) earnings                       (2,815,000)        (3,056,000)
                                                ------------       ------------
                                                   2,178,000          1,395,000

Less:  50,000 shares treasury
       Stock at cost                                (125,000)          (125,000)
                                                ------------       ------------

       Total Stockholders' Equity                  2,053,000          1,270,000
                                                ------------       ------------

       TOTAL LIABILITIES AND
       STOCKHOLDERS' EQUITY                     $ 18,622,000       $ 17,194,000
                                                ------------       ------------


                 See notes to consolidated financial statements

                               LUCILLE FARMS, INC.

                      CONSOLIDATED STATEMENT OF OPERATIONS

                                   (UNAUDITED)

                                                THREE MONTHS ENDED JUNE 30,
                                                ---------------------------

                                                   2001                2000
                                               ------------        ------------

SALES                                          $ 12,136,000        $  9,401,000

COST OF SALES                                    10,873,000           8,948,000
                                               ------------        ------------

GROSS PROFIT                                      1,263,000             453,000
                                               ------------        ------------

OTHER EXPENSE/(INCOME):

SELLING                                             560,000             427,000

GENERAL AND ADMINISTRATIVE                          260,000             167,000

INTEREST INCOME                                      (3,000)             (3,000)

INTEREST EXPENSE                                    204,000             192,000
                                               ------------        ------------

TOTAL OTHER EXPENSE (INCOME)                      1,021,000             783,000
                                               ------------        ------------


(LOSS)INCOME BEFORE INCOME
TAXES                                               242,000            (330,000)

(PROVISION) FOR INCOME TAXES                         (1,000)             (1,000)
                                               ------------        ------------

NET(LOSS) INCOME                               $    241,000        $   (331,000)
                                               ------------        ------------

NET(LOSS)INCOME PER SHARE
        :BASIC                                 $        .08        $       (.11)
                                               ------------        ------------
        :DILUTED                                        .08        $       (.11)
                                               ------------        ------------
WEIGHTED AVERAGE SHARES
OUTSTANDING USED TO COMPUTE
NET INCOME PER SHARE:BASIC                        2,971,342           2,971,342
                                               ------------        ------------
                    :DILUTED                      2,977,649           2,971,342
                                               ------------        ------------


           See notes to consolidated financial statements

                               LUCILLE FARMS, INC.

                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (UNAUDITED)

                                                   Three Months Ended June 30,
                                                   ---------------------------

                                                       2001             2000
                                                   -----------      -----------

Cash flows from operating activities:

NET (LOSS)INCOME                                   $   241,000      $  (331,000)

 Adjustments to reconcile net(loss)/
 income To net cash provided(used) by
 Operating activities:

 Value of options issued for service                     2,000             --
 Depreciation and amortization                         154,000          153,000
 Provision for doubtful accounts                        21,000           19,000
(Increase) decrease in assets:
 Accounts receivable                                  (203,000)        (165,000)
 Inventories                                          (722,000)        (220,000)
 Prepaid expenses and other current                     10,000           33,000
 assets
 Other assets                                           (5,000)         (15,000)
 Increase (decrease) in liabilities
 Accounts payable                                   (1,307,000)         697,000
 Accrued expenses                                     (177,000)          11,000
                                                   -----------      -----------
 Net Cash provided(used) by
 Operating Activities                               (1,986,000)         182,000
                                                   -----------      -----------

CASH FLOW FROM INVESTING ACTIVITIES:

 Purchase of property, plant
 And equipment                                        (156,000)        (333,000)
                                                   -----------      -----------
 Net Cash (Used by) Investing
 Activities                                           (156,000)        (333,000)
                                                   -----------      -----------

CASH FLOW FROM FINANCING ACTIVITIES:
 (Payments of) proceeds from revolving
  credit loan-net                                      243,000           12,000
 (Payments of)proceeds from long-term
  debt and notes                                     1,886,000          143,000
                                                   -----------      -----------

 Net Cash Provided by
 Financing Activities                                2,129,000          155,000
                                                   -----------      -----------
NET INCREASE(DECREASED) IN CASH AND
CASH EQUIVALENTS                                       (13,000)           4,000
CASH AND CASH EQUIVALENTS-BEGINNING                    212,000          447,000
                                                   -----------      -----------
CASH AND CASH EQUIVALENTS-ENDING                   $   199,000      $   451,000
                                                   -----------      -----------

                 See notes to consolidated financial statements

                               LUCILLE FARMS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. The Consolidated Balance Sheet as of June 30, 2001, the Consolidated Statement of Operations for the three month periods ended June 30, 2001 and 2000 and the Consolidated Statement of Cash Flows for the three month periods ended June 30, 2001 and 2000 have been prepared by the Company without audit. In the opinion of management, the accompanying consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the financial position of Lucille Farms, Inc. as of June 30, 2001, the results of its operations for the three months ended June 30, 2001 and 2000 and its cash flows for the three months ended June 30, 2001 and 2000.

         Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principals have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). Although the Company believes that the disclosures are adequate to make the information presented not misleading, it is suggested that these financial statements be read in conjunction with the year-end financial statements and notes thereto for the fiscal year ended March 31, 2001 included in the Companies Annual Report on Form 10-K as filed with the SEC.

         The accounting policies followed by the Company are set forth in the notes to the Company's consolidated financial statements as set forth in its Annual Report on Form 10-K as filed with the SEC.

2. The results of operations for the three months ended June 30, 2001 are not necessarily indicative of the results to be expected for the entire fiscal year.

3.       Inventories are summarized as follows:

                                       June 30, 2001     March 31, 2001
                                       -------------     --------------
         Finished goods                  $2,181,000         $1,011,000
         Raw Materials                      147,000            617,000
         Supplies and Packaging             557,000            535,000
                                         ----------         ----------
                                         $2,885,000         $2,163,000

4. In May 2001 the Company obtained a new $2,000,000 bank loan. The loan, collaterized by the Company's plant and equipment, bears interest at 1% above the bank's national variable rate. The loan is due in annual principal installments of $500,000 beginning May 2003. Interest is payable monthly.

         The Company's revolving credit line of $5,000,000 matures on June
         1,2002.


5. Income (loss) per share of common stock was computed by dividing net income (loss) by the weighted average number of common shares outstanding during the period in accordance with the provisions of the Statement of Financial Accounting Standards No. 128. The dilution in the three month period ended June 30, 2001 is due to the net incremental effect of incentive stock options and warrants of 6,307 shares. Basic and diluted per share amounts are the same for the three month period ended June 30,2000 since the effect of stock options would be antidilutive and therefore not taken into consideration. Conversion of preferred stock was not taken into consideration since the effect would be antidilutive.

6. For the 3 months ended June 30,2001, non cash investing and financing activities were $540,000 for the preferred stock issued for equipment.

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

Three months ended June 30, 2001 compared to the three months ended June 30, 2000.

         Sales for the three months ended June 30, 2001 increased to $12,136,000 from $9,401,000 for the comparable period in 2000, an increase of $2,735,000 (or 29.1%). Approximately $2,815,000 (or 102.9%) of such amount was due to an increase in the average selling price of cheese and approximately $ 281,000 or (10.3%) was due to increased whey sales produced in our new facility. These increases were offset by a decrease in the number of pounds of cheese sold resulting in a $361,000 or (13.2%) decrease in sales when compared to the year ago period.

  Cost of sales and gross profit margin for the three months ended June 30, 2001 were $10,873,000 (or 89.6% of sales) and $1,263,000 (or 10.4% of sales), respectively, compared to a cost of sales and gross profit margin of $8,948,000 (or 95.2% of sales) and $453,000 (or 4.8% of sales), respectively, for the comparable period in 2000. The decrease in cost of sales and corresponding increase in gross profit margin for 2001 as a percentage of sales is primarily due to a decrease in the Company's cost of raw materials as a percentage of selling price

   Selling, general and administrative expenses for the period ended June 30, 2001 amounted to $820,000 (or 6.7% of sales) compared to $594,000 (or 6.3% of sales) for the comparable period in 2000. The increase in selling, general and administrative expenses as a percentage of sales was primarily due to the increased sales in the period and a corresponding increase in freight out expenses and consulting fees.

         Interest expense for the period ended June 30, 2001 amounted to $204,000 compared to $192,000 for the period ended June 30, 2000 an increase of $12,000. This increase is the result of increased borrowing due to the addition of new production equipment and higher revolving credit line usage in the period.

         The provision for income tax for the period ended June 30, 2001 of $1,000 and June 30, 2000 of $1,000 reflect minimum state taxes. Charges and credits for Federal income taxes were offset by changes in the valuation allowances for the three months ended June 30, 2001 and June 30, 2000. Such amounts are re-evaluated each quarter based on the results of operations.

         The Company's net income of $241,000 for the period ended June 30, 2001 represents an increase of $572,000 from the net loss of $331,000 for the comparable period in 2000. The primary factors contributing to these changes are discussed above.


Liquidity and Capital Resources

         The Company's revolving bank line of credit which is available for the Company's working capital requirements has been reclassified from long term to current due to an expiration date of June 1, 2002.

         At June 30, 2001, $4,510,000 was outstanding under such revolving line of credit and $245,000 was available for additional borrowing at that time (based on the inventory and receivable formula). Advances under this facility are limited to 50% of inventory and 80% of receivables. The rate of interest on amounts borrowed against the revolving credit facility is prime plus 1%. A .25% annual unused line fee is also charged on this facility. The Company intends to continue to utilize this line of credit as needed for operations.

         On February 8, 1999, a $4,950,000 bank loan agreement was signed. The loan is collateralized by the Company's plant and equipment. Provisions of the loan are as follows:

         A $3,960,000 commercial term note with interest fixed at 9.75 percent having an amortization period of 20 years with a maturity in February, 2019.

         A $990,000 commercial term note with interest fixed at 10.75 percent having an amortization period of 20 years with a maturity in February, 2019.


         On May 23, 2001, a new $ 2,000,000 bank loan agreement was signed. The new loan is collaterized by the Company's plant and equipment. Provisions of the loan are as follows:

         A promissory note with interest payable at 1% above the rate of interest established by the bank as its National Variable Rate and principle repayable in four consecutive annual installements of $500,000.00 with the first such installment due on May 1, 2003 and the last such installment due on May 1, 2006.

         Proceeds of the new loan were used for working capital.

         The Company's major source of external working capital financing has been the revolving line of credit. For the foreseeable future the Company believes that its current working capital, it's new $2,000,000 bank loan, and its existing lines of credit will continue to represent the Company's major source of working capital financing besides income generated from operations.

         For the three months ended June 30, 2001 cash used by operating activities was $1,986,000. Income from operations of $241,000 increased cash. In addition increases in accounts receivable of $203,000, and an increase in inventories of $722,000 decreased cash. Decreases in accounts payable of $1,305,000, accrued expenses of $177,000 also decreased cash. A net decrease in prepaid expenses and other assets of $5,000 provided cash.

         Net cash used by investing activities was $156,000 for the period ended June 30, 2001 which represented purchase of property, plant and equipment.

         Net cash provided by financing activities was $2,128,000 for the period ended June 30, 2001. Net proceeds from the revolving credit loan of $243,000 and net proceeds from long-term debt of $1,886,000 provided cash in the period.

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

                           PART II - OTHER INFORMATION


Item 2.              Changes in Securities and Use of Proceeds



         On June 12, 2001, the Company sold $540,000 of Series A Redeemable Convertible Preferred Stock to an accredited investor in exchange for roll drying equipment. The shares were sold pursuant to Section 4(2) of the Securities Act and Rule 506 of Regulation D promulgated thereunder.


Item 6.                  Exhibits and Reports on Form 8-K

(a)      Exhibits

         None

(b)      Reports on Form 8-K


         There were no reports on Form 8-K filed during the three months ended June 30, 2001.

                                   SIGNATURES


Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


August 2, 2001                       Lucille Farms, Inc.
                                     -------------------
                                     (Registrant)



                                  By:  /s/ Alfonso Falivene
                                       --------------------
                                       Alfonso Falivene,
                                       President



                                  By:  /s/ Stephen M. Katz
                                       -------------------
                                       Stephen M. Katz,
                                       Vice President-Finance
                                       and Administration
                                       (Principal Financial Officer)