Form 10-Q
period 2001-09-30
LUCILLE FARMS INC
filed 2001-11-09
CIK 908179

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(x) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934


               For the Quarterly period Ended: September 30, 2001



                         Commission File Number 1-12506
                                                -------



                               LUCILLE FARMS, INC.
             ------------------------------------------------------
             (Exact Name of Registrant as Specified in its Charter)




              Delaware                                   13-2963923
       ---------------------------                   -------------------
      (State or other Jurisdiction                     (I.R.S. Employer
           Of Incorporation)                         Identification No.)



      150 River Road, P.O. Box 517
         Montville, New Jersey                            07045
  ----------------------------------------              ----------
  (Address of Principal Executive Offices)              (Zip Code)



       Registrant's Telephone Number, Including Area Code: (973) 334-6030


              Former name, former address and former fiscal year,
                        if changed since last report. N/A
                                                      ---


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. YES  x   NO
                                       ---     ---

The number of shares of Registrant's common stock, par value $.001 per share, outstanding as of November 6, 2001 was 2,971,342.

Item 1. Financial Statements

                               LUCILLE FARMS, INC.

                           CONSOLIDATED BALANCE SHEET

                                     ASSETS

                                             SEPTEMBER 30, 2001  MARCH 31, 2001
                                             ------------------  --------------
                                                (UNAUDITED)

CURRENT ASSETS:

Cash and cash equivalents                      $   447,000        $   212,000

Accounts receivable, net of allowances of
 $167,000 at September 30, 2001 and
 $132,000 at March 31,2001                       4,973,000          4,614,000

Inventories                                      2,935,000          2,163,000

Deferred income taxes                               71,000             71,000

Prepaid expenses and other current assets           84,000            119,000
                                               -----------        -----------

    Total Current Assets                         8,510,000          7,179,000
                                               -----------        -----------

PROPERTY, PLANT AND EQUIPMENT, NET               9,803,000          9,011,000
                                               -----------        -----------

OTHER ASSETS:

Due from officers                                  134,000            133,000

Deferred income taxes                              527,000            527,000

Deferred loan costs, net                           294,000            247,000

Other                                               91,000             97,000
                                               -----------        -----------

   Total Other Assets                            1,046,000          1,004,000
                                               -----------        -----------

   TOTAL ASSETS                                $19,359,000        $17,194,000
                                               -----------        -----------

                 See notes to consolidated financial statements

                               LUCILLE FARMS, INC.

                           CONSOLIDATED BALANCE SHEET

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                             SEPTEMBER 30, 2001  MARCH 31, 2001
                                             ------------------  --------------
                                                (UNAUDITED)

CURRENT LIABILTIES:

Accounts payable                               $  4,842,000       $5,515,000

Current portion of long-term debt                   181,000          171,000
Revolving credit line                             4,312,000               --
Accrued expenses                                    386,000          390,000
                                               ------------      -----------

  Total Current Liabilities                       9,721,000        6,076,000
                                               ------------      -----------

LONG-TERM LIABILITIES:
Long-term debt                                    6,840,000        4,983,000
Revolving credit line                                    --        4,267,000
Deferred income taxes                               598,000          598,000
                                               ------------      -----------

  Total Long-term Liabilities                     7,438,000        9,848,000
                                               ------------      -----------

  TOTAL LIABILITIES                              17,159,000       15,924,000
                                               ------------      -----------

STOCKHOLDERS' EQUITY:
Preferred Stock- face value                         540,000               --
Common stock- $.001 par value,
 10,000,000 shares authorized,
 3,021,342 shares issued                              3,000            3,000

Additional paid-in capital                        4,452,000        4,448,000

Retained (Deficit)earnings                       (2,670,000)      (3,056,000)
                                               ------------      -----------
                                                  2,325,000        1,395,000
Less: 50,000 shares treasury stock at cost         (125,000)        (125,000)
                                               ------------      -----------

  Total Stockholders' Equity                      2,200,000        1,270,000
                                                -----------      -----------

  TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY    $19,359,000      $17,194,000
                                                -----------      -----------

                 See notes to consolidated financial statements

                               LUCILLE FARMS, INC.

                      CONSOLIDATED STATEMENT OF OPERATIONS

              FOR THE SIX MONTHS ENDED SEPTEMEBER 30, 2001 AND 2000


                                            Six Months Ended September 30,
                                            -------------------------------
                                                2001               2000
                                                ----               ----

SALES                                       $ 25,130,000       $ 20,342,000

COST OF SALES                                 22,673,000         19,231,000
                                            ------------       ------------

GROSS PROFIT                                   2,457,000          1,111,000
                                            ------------       ------------

OTHER EXPENSE (INCOME):

  Selling                                      1,134,000            888,000

  General and administrative                     491,000            379,000

  Interest income                                 (6,000)            (5,000)

  Interest expense                               449,000            400,000
                                            ------------       ------------


TOTAL OTHER EXPENSE                            2,068,000          1,662,000
                                            ------------       ------------
INCOME(LOSS) BEFORE INCOME TAXES                 389,000           (551,000)

(Provision) for income taxes                      (3,000)            (2,000)
                                            ------------       ------------

NET INCOME(LOSS)                            $    386,000       $   (553,000)
                                            ------------       ------------


NET INCOME(LOSS) PER SHARE
         :Basic                             $        .13       $       (.19)
                                            ------------       ------------
         :Diluted                           $        .13       $       (.19)
                                            ------------       ------------

WEIGHTED AVERAGE SHARES OUTSTANDING
  USED TO COMPUTE NET INCOME PER SHARE
         :Basic                                2,971,342          2,971,342
                                            ------------       ------------
         :Diluted                              2,979,572          2,971,342
                                            ------------       ------------

                 See notes to consolidated financial statements

                               LUCILLE FARMS, INC.

                      CONSOLIDATED STATEMENT OF OPERATIONS

             FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000



                                            Three Months Ended September 30,
                                            --------------------------------
                                                2001               2000
                                                ----               ----


SALES                                       $ 12,994,000       $ 10,941,000

COST OF SALES                                 11,800,000         10,283,000
                                            ------------       ------------

GROSS PROFIT                                   1,194,000            658,000
                                            ------------       ------------

OTHER EXPENSE (INCOME):

  Selling                                        574,000            461,000

  General and administrative                     231,000            212,000

  Interest income                                 (3,000)            (2,000)

  Interest expense                               245,000            208,000
                                            ------------       ------------


TOTAL OTHER EXPENSE (INCOME)                   1,047,000            879,000
                                            ------------       ------------

INCOME(LOSS) BEFORE INCOME TAXES                 147,000           (221,000)

(Provision) for income taxes                      (2,000)            (1,000)
                                            ------------       ------------


NET INCOME(LOSS)                            $    145,000       $   (222,000)
                                            ------------       ------------

NET INCOME(LOSS)PER SHARE
         :Basic                             $        .05       $       (.08)
                                            ------------       ------------
         :Diluted                           $        .05       $       (.08)
                                            ------------       ------------

WEIGHTED AVERAGE SHARES OUTSTANDING
  USED TO COMPUTE NET INCOME PER SHARE
         :Basic                                2,971,342          2,971,342
                                            ------------       ------------
         :Diluted                              2,981,761          2,971,342
                                            ------------       ------------

                 See notes to consolidated financial statements

                          LUCILLE FARMS, INC.

                  CONSOLIDATED STATEMENT OF CASH FLOWS


                                                                   Six Months Ended September 30,
                                                                   ------------------------------
                                                                       2001              2000
                                                                       ----              ----
CASH FLOWS FROM OPERATING ACTIVITES:

NET INCOME(LOSS)                                                   $   386,000       $  (553,000)

Adjustments to reconcile net (loss)
 income to net cash (used by)
Operating activities:
   Value of options issued for service                                   4,000                --
   Depreciation and amortization                                       349,000           300,000
   Provision for doubtful accounts                                      35,000            39,000

  (Increase) decrease in assets:
   Accounts receivable                                                (394,000)         (955,000)
   Inventories                                                        (772,000)          427,000
   Prepaid expenses and other current  assets                           35,000             1,000
   Other assets                                                        (42,000)          (13,000)

   Increase (decrease) in liabilities:
   Accounts payable                                                   (673,000)          521,000
   Accrued expenses                                                     (4,000)         (112,000)
                                                                   -----------       -----------
   Net Cash (Used by) Operating Activities                          (1,076,000)         (345,000)
                                                                   -----------       -----------
CASH FLOW FROM INVESTING ACTIVITIES:
   Purchase of property, plant  equipment                             (601,000)         (558,000)
                                                                   -----------       -----------
   Net Cash (used by) Investing Activities                            (601,000)         (558,000)
                                                                   -----------       -----------
CASH FLOW FROM FINANCING ACTIVITIES:
   (Payments of) proceeds from revolving credit loan-net                45,000           461,000
   (Payments of) proceeds from long-term debt and notes - net        1,867,000           170,000
                                                                   -----------       -----------
   Net Cash (Used by) Provided by Financing Activities               1,912,000           631,000
                                                                   -----------       -----------
NET INCREASE(DECREASE) IN CASH AND CASH EQUIVALENTS                    235,000          (272,000)
CASH AND CASH EQUIVALENTS-BEGINNING                                    212,000           447,000
                                                                   -----------       -----------
CASH AND CASH EQUIVALENTS-ENDING                                   $   447,000       $   175,000
                                                                   -----------       -----------

                 See notes to consolidated financial statements

                               LUCILLE FARMS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. The Consolidated Balance Sheet as of September 30, 2001,the Consolidated Statement of Operations for the three and six month periods ended September 30, 2001 and 2000 and the Consolidated Statement of Cash Flows for the six month periods ended September 30, 2001 and 2000 have been prepared by the Company without audit. In the opinion of management, the accompanying consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the financial position of Lucille Farms, Inc. as of September 30, 2001, the results of its operations for the three months and six months ended September 30, 2001 and 2000 and its cash flows for the six months ended September 30, 2001 and 2000.

     Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principals have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). Although the Company believes that the disclosures are adequate to make the information presented not misleading, it is suggested that these financial statements be read in conjunction with the year-end financial statements and notes thereto for the fiscal year ended March 31, 2001 included in the Company's Annual Report on Form 10-K as filed with the SEC.

     The accounting policies followed by the Company are set forth in the notes to the Company's consolidated financial statements as set forth in its Annual Report on Form 10-K as filed with the SEC.

2. The results of operations for the three and six months ended September 30, 2001 are not necessarily indicative of the results to be expected for the entire fiscal year.

3.   Inventories are summarized as follows:

                              September 30, 2001    March 31,2001
                              ------------------    -------------
      Finished goods              $1,800,000         $1,011,000
      Raw Materials                  610,000            617,000
      Supplies and Packaging         525,000            535,000
                                  ----------         ----------
                                  $2,935,000         $2,163,000
                                  ----------         ----------

4. In May 2001 the Company obtained a new $2,000,000 bank loan. The loan, collateralized by the Company's plant and equipment, bears interest at 1% above the bank's national variable rate. The loan is due in annual principal installments of $500,000 beginning May 2003. Interest is payable monthly.

     The Company's revolving credit line of $ 5,000,000 matures on June 1,2002.

5. Income(loss) per share of common stock was computed by dividing net income(loss) by the weighted average number of common shares outstanding during the period in accordance with the provisions of the Statement of Financial Accounting Standards No. 128. The dilution in the three and six month periods ended September 30, 2001 is due to the net incremental effect of incentive stock options and warrants of 10,419 and 8,230 shares, respectively. Basic and diluted per share amounts are the same for the three and six month periods ended September 30,2000 since the effect of stock options would be antidilutive and therefore not taken into consideration. Conversion of preferred stock was not taken into consideration since the effect would be antidilutive.


6. For the six months ended September 30,2001, non cash investing and financing activities were $540,000 for the preferred stock issued for equipment.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERTAIONS

Results of Operations

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

Three months ended September 30, 2001 compared to three months ended September 30, 2000.

     Sales for the three months ended September 30, 2001 increased to $12,994,000 from $10,941,000 for the comparable period in 2000, an increase of $2,053,000(or 18.8%). Approximately $2,911,000(or 141.8%) of such amount was due to an increase in the average selling price of cheese and approximately $303,000(or 14.8%)was due to increased whey sales produced in our new facility. Those increases were offset by a decrease in the number of pounds of cheese sold resulting in a $1,161,000, or (56.6%) decrease in sales when compared to the same period in 2000.

     Cost of sales and gross profit margin for the three months ended September 30, 2001 was $11,800,000 (or 90.8% of sales) and $1,194,000 (or 9.2% of sales), respectively, compared to a cost of sales and gross profit margin of $10,283,000 (or 94.0% of sales) and $658,000 (or 6.0% of sales), respectively, for the comparable period in 2000. The decrease in cost of sales (as a percentage of sales) and corresponding increase in gross profit margin for 2001(as a percentage of sales) was primarily due to a decrease in the Company's cost of raw materials as a percentage of selling price.

     Selling, general and administrative expenses for the three months ended September 30, 2001 amounted to $805,000 (or 6.2% of sales) compared to $673,000 or (6.2% of sales) for the comparable period in 2000. The increase in selling, general, and administrative expenses as a percentage of sales was primarily due to the increased sales in the period, and a corresponding increase in freight out expenses and consulting fees.

     Interest expense for the three months ended September 30, 2001 amounted to $245,000 compared to $208,000 for the three months ended September 30, 2000 an increase of $37,000. This increase is the result of increased borrowing due to the addition of new production equipment and higher revolving line credit usage in the period.

     The provision for income tax for the three month periods ended September 30, 2001 of $2,000, and September 30, 2000 of $1000 reflects minimum state taxes. Charges and credits for Federal income taxes were offset by changes in the valuation allowances for the three months ended September 30, 2001 and September 30, 2000. Such amounts are re-evaluated each quarter based on the results of operations.

     The Company's net income of $145,000 for the three months ended September 30, 2001 represents an increase of $367,000 from the net operating loss of $222,000 for the comparable period in 2000. The primary factors contributing to these changes are discussed above.

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

Six months ended September 30, 2001 compared to six months ended September 30, 2000.

     Sales for the six months ended September 30, 2001 increased to $25,130,000 from $20,342,000 for the comparable period in 2000, an increase of $4,788,000(or 23.5%). Approximately $464,000(or 9.7%) of such amount was due to a decrease in the number of pounds of cheese sold but was offset by approximately $4,668,000(or 97.5%) due to an increase in the average selling price for cheese, and approximately $584,000 or (12.2%) was due to increased whey sales produced in our new facility.

The volume decrease was due to decreased demand in the commodity cheese markets. The increase in average selling price was the result of an increase in block cheddar market prices resulting in a higher average selling price per pound of cheese in the period.

     Cost of sales and gross profit margin for the six months ended September 30, 2001 was $22,673,000 (or 90.2% of sales) and $2,457,000 (or 9.8% of sales), respectively, compared to a cost of sales and gross profit margin of $19,231,000 (or 94.5% of sales) and $1,111,000 (or 5.5% of sales), respectively, for the comparable period in 2000. The decrease in cost of sales and corresponding increase in gross profit margin for 2001(as a percent of sales and corresponding increases in gross profit margin in 2001) was primarily due to a decrease in the Company's cost of raw materials as a percentage of selling price.

     Selling, general and administrative expenses for the six months ended September 30, 2001 amounted to $1,625,000 (or 6.5% of sales) compared to $1,267,000 or (6.2% of sales) for the comparable period in 2000. The increase in selling, general, and administrative expenses as a percentage of sales was primarily due to the increased sales in the period, and an increase in consulting and freight costs.

     Interest expense for the six months ended September 30, 2001 amounted to $449,000 compared to $400,000 for the six months ended September 30, 2000 an increase of $49,000. This increase is the result of increased borrowing due to the addition of new production equipment and higher revolving line usage in the period.

     The provision for income tax for the six month period ended September 30, 2001 of $3,000 and September 30, 2000 of $2,000 reflect minimum state taxes. Charges for Federal income taxes were offset by changes in the valuation allowances for the six months ended September 30, 2001 and September 30, 2000. Such amounts are re-evaluated each quarter based on the results of operations.

     The Company's net income of $386,000 for the six months ended September 30, 2001 represents an increase of $939,000 from the net loss of $553,000 for the comparable period in 2000. The primary factors contributing to these changes are discussed above.

Liquidity and Capital Resources

     The Company's $5,000,000 revolving bank line of credit which is available for the Company's working capital requirements has been reclassified from long term to current due to an expiration date of June 1,2002.

     At September 30,2001, $4,312,000 was outstanding under such revolving line of credit and $551,000 was available for additional borrowing at that time (based on the inventory and receivable formula). Advances under this facility are limited to 50% of inventory and 80% of receivables. The rate of interest on amounts borrowed against the revolving credit facility is prime plus 1%. A .25% annual unused line fee is also charged on this facility. The Company intends to continue to utilize this line of credit as needed for operations.

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

     On May 23,2001, a new $2,000,000 bank loan agreement was signed. The new loan is collaterized by the Company's plant and equipment. Provisions of the loan are as follows:

     A promissory note with interest payable at 1% above the rate of interest established by the bank as its National Variable Rate and principle repayable in four consecutive annual installments of $500,000.00 with the first such installment due on May 1, 2003 and the last such installment due on May 1, 2006.

     Proceeds of the new loan were used for working capital.

     The Company's major source of external working capital financing has been the revolving line of credit. For the foreseeable future the Company believes that its current working capital, its new $2,000,000 bank loan, and its existing line of credit will continue to represent the Company's major source of working capital financing besides income generated from operations.

     For the six months ended September 30, 2001 cash used by operating activities was $1,076,000. An increase in accounts receivable of $394,000, inventories of $772,000, other assets of $42,000, accrued expenses of $4,000 and a decrease in accounts payable of $673,000 decreased cash while a decrease of prepaid expenses and other current assets of $35,000 provided cash. Income from operations of $386,000 also provided cash for this period.

     Net cash used by investing activities was $601,000 for the period ended September 30, 2001 which represented purchase of property, plant and equipment.

     Net cash provided by financing activities was $1,912,000 for the period ended September 30, 2001. Net proceeds from the revolving credit loan of $45,000 and proceeds from long-term debt and notes of $1,867,000 provided cash in the period.

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

Item 2. Changes in Securities and Use of Proceeds

     On June 12, 2001, the Company issued $ 540,000 of Series A Redeemable Convertible Preferred Stock to an accredited investor in exchange for roll drying equipment. The shares were sold pursuant to Section 4 (2) of the Securities Act and Rule 506 of Regulation D promulgated thereunder.


Item 3. Quantitative and Qualitative Disclosures about Market Risk

     The registrant does not utilize market rate sensitive instruments for trading or other purposes.

                           PART II - OTHER INFORMATION


Item 6. Exhibits and Reports on Form 8-K

 (a)    Exhibits
        --------

        None

 (b)    Reports on Form 8-K
        -------------------

        There were no reports on Form 8-K filed during the three months ended September 30, 2001.

                                   SIGNATURES
                                   ----------


Pursuant to the requirements of the Securities and Exchange Act of 1934, registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


October 30, 2001

                            Lucille Farms, Inc.
                            ---------------------------------
                            (Registrant)


                            By: /s/ Alfonso Falivene
                                -----------------------------
                                Alfonso Falivene
                                President (Duly Authorized)


                            By: /s/ Stephen M. Katz
                                -----------------------------
                                Vice President-Finance
                                and Administration
                                (Principal Financial Officer)