Form 10-Q
period 2001-12-31
LUCILLE FARMS INC
filed 2002-02-14
CIK 908179

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

   (x) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND
                              EXCHANGE ACT OF 1934

                For the Quarterly period Ended: December 31, 2001


                         Commission File Number 1-12506

                               LUCILLE FARMS, INC.
                               -------------------
             (Exact Name of Registrant as Specified in its Charter)


          Delaware                              13-2963923
          -----------                           ----------
          (State or other Jurisdiction          (I.R.S. Employer
          Of Incorporation)                     Identification No.)

          150 River Road, P.O. Box 517
          Montville, New Jersey                        07045
          ---------------------                        -----
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

The number of shares of Registrant's common stock, par value $.001 per share, outstanding as of November 6, 2001 was 2,951,442.

Item 1. Financial Statements

                               LUCILLE FARMS, INC.

                           CONSOLIDATED BALANCE SHEET

                                     ASSETS

                                                                    DECEMBER 31, 2001    MARCH 31, 2001
                                                                    -----------------    --------------
                                                                      (UNAUDITED)

CURRENT ASSETS:

Cash and cash equivalents                                            $       237,000     $       212,000

Accounts receivable, net of allowances of
  $148,000 at December 31, 2001 and
  $132,000 at March 31, 2001                                               3,506,000           4,614,000

Inventories                                                                3,135,000           2,163,000

Deferred income taxes                                                         71,000              71,000

Prepaid expenses and other current assets                                    117,000             119,000
                                                                     ---------------     ---------------

       Total Current Assets                                                7,066,000           7,179,000
                                                                     ---------------     ---------------

PROPERTY, PLANT AND EQUIPMENT, NET                                        10,205,000           9,011,000
                                                                     ---------------     ---------------

OTHER ASSETS:

Due from officers                                                             94,000             133,000

Deferred income taxes                                                        527,000             527,000

Deferred loan costs, net                                                     285,000             247,000

Other                                                                         93,000              97,000
                                                                     ---------------     ---------------

     Total Other Assets                                                      999,000           1,004,000
                                                                     ---------------     ---------------

     TOTAL ASSETS                                                    $    18,270,000     $    17,194,000
                                                                     ---------------     ---------------



                 See notes to consolidated financial statements

                               LUCILLE FARMS, INC.

                           CONSOLIDATED BALANCE SHEET

                      LIABILITIES AND STOCKHOLDERS' EQUITY


                                                                    DECEMBER 31, 2001    MARCH 31, 2001
                                                                    -----------------    --------------
                                                                      (UNAUDITED)

CURRENT LIABILTIES:

Accounts payable                                                     $     5,839,000     $     5,515,000

Current portion of long-term debt                                            171,000             171,000
Revolving credit line                                                      3,306,000                --
Accrued expenses                                                             344,000             390,000
                                                                     ---------------     ---------------

    Total Current Liabilities                                              9,660,000           6,076,000
                                                                     ---------------     ---------------

LONG-TERM LIABILITIES:
Long-term debt                                                             6,784,000           4,983,000
Revolving credit line                                                           --             4,267,000
Deferred income taxes                                                        598,000             598,000
                                                                     ---------------     ---------------

    Total Long-term Liabilities                                            7,382,000           9,848,000
                                                                     ---------------     ---------------

    TOTAL LIABILITIES                                                     17,042,000          15,924,000
                                                                     ---------------     ---------------

STOCKHOLDERS' EQUITY:
Preferred Stock- face value                                                  540,000                --
Common stock- $.001 par value,
  10,000,000 shares authorized,
  3,021,342 shares issued                                                      3,000               3,000

Additional paid-in capital                                                 4,454,000           4,448,000

Retained (Deficit) earnings                                               (3,604,000)         (3,056,000)
                                                                     ---------------     ---------------

                                                                           1,393,000           1,395,000
Less: 69,900 shares at December 31, 2001
         and  50,000 shares at March 31, 2001
         treasury stock at cost                                             (165,000)           (125,000)
                                                                     ---------------     ---------------

Total Stockholders' Equity                                                 1,228,000           1,270,000
                                                                     ---------------     ---------------

    TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                       $    18,270,000     $    17,194,000
                                                                     ---------------     ---------------




                 See notes to consolidated financial statements

                               LUCILLE FARMS, INC.

                      CONSOLIDATED STATEMENT OF OPERATIONS

              FOR THE NINE MONTHS ENDED DECEMEBER 31, 2001 AND 2000


                                                                         Nine Months Ended December 31,
                                                                         ------------------------------
                                                                            2001                2000
                                                                            ----                ----

SALES                                                                $    34,698,000     $    29,532,000

COST OF SALES                                                             32,096,000          28,231,000
                                                                     ---------------     ---------------

GROSS PROFIT                                                               2,602,000           1,301,000
                                                                     ---------------     ---------------

OTHER EXPENSE (INCOME):

    Selling                                                                1,767,000           1,333,000

    General and administrative                                               742,000             589,000

    Interest income                                                           (7,000)             (7,000)

    Interest expense                                                         646,000             617,000
                                                                     ---------------     ---------------

TOTAL OTHER EXPENSE                                                        3,148,000           2,532,000
                                                                     ---------------     ---------------

INCOME(LOSS) BEFORE INCOME TAXES                                            (546,000)         (1,231,000)

(Provision) for income taxes                                                  (2,000)             (2,000)
                                                                     ---------------     ---------------

NET INCOME(LOSS)                                                     $      (548,000)    $    (1,233,000)
                                                                     ---------------     ---------------

NET INCOME(LOSS) PER SHARE

     :Basic                                                          $          (.18)    $          (.42)
                                                                     ---------------     ---------------

     :Diluted                                                        $          (.18)    $          (.42)
                                                                     ---------------     ---------------

WEIGHTED AVERAGE SHARES
OUTSTANDING USED TO COMPUTE
NET INCOME PER SHARE: Basic                                                2,964,709           2,971,342
                                                                     ---------------     ---------------
                    : Diluted                                              2,964,709           2,971,342
                                                                     ---------------     ---------------



                 See notes to consolidated financial statements

                               LUCILLE FARMS, INC.

                      CONSOLIDATED STATEMENT OF OPERATIONS

              FOR THE THREE MONTHS ENDED DECEMBER 31, 2001 AND 2000


                                                                         Three Months Ended December 31,
                                                                         ------------------------------
                                                                            2001                2000
                                                                            ----                ----

SALES                                                                $     9,568,000     $     9,190,000

COST OF SALES                                                              9,423,000           9,000,000
                                                                     ---------------     ---------------

GROSS PROFIT                                                                 145,000             190,000
                                                                     ---------------     ---------------

OTHER EXPENSE (INCOME):

    Selling                                                                  633,000             445,000

    General and administrative                                               251,000             210,000

    Interest income                                                           (1,000)             (2,000)

    Interest expense                                                         197,000             217,000
                                                                     ---------------     ---------------

TOTAL OTHER EXPENSE (INCOME)                                               1,080,000             870,000
                                                                     ---------------     ---------------

INCOME(LOSS) BEFORE INCOME TAXES                                            (935,000)           (680,000)

(Provision) benefit for income taxes                                           1,000                --
                                                                     ---------------     ---------------

NET INCOME(LOSS)                                                     $      (934,000)    $      (680,000)
                                                                     ---------------     ---------------

NET INCOME(LOSS)PER SHARE
              :Basic                                                 $          (.32)    $          (.23)
                                                                     ---------------     ---------------

              :Diluted                                               $          (.32)    $          (.23)
                                                                     ---------------     ---------------

WEIGHTED AVERAGE SHARES
OUTSTANDING USED TO COMPUTE
NET INCOME PER SHARE

              :Basic                                                       2,951,442           2,971,342
                                                                     ---------------     ---------------

              :Diluted                                                     2,951,442           2,971,342
                                                                     ---------------     ---------------

                 See notes to consolidated financial statements

                               LUCILLE FARMS, INC.

                      CONSOLIDATED STATEMENT OF CASH FLOWS

                                                                         Nine Months Ended December 31,
                                                                         ------------------------------
                                                                            2001                2000
                                                                            ----                ----

CASH FLOWS FROM OPERATING ACTIVITES:

NET INCOME(LOSS)                                                     $      (548,000)    $    (1,233,000)

Adjustments to reconcile net (loss)
  income to net cash (used by)
  Operating activities:
    Value of options issued for service                                        6,000                --
    Depreciation and amortization                                            533,000             450,000
    Provision for doubtful accounts                                           16,000              60,000

   (Increase) decrease in assets:
    Accounts receivable                                                    1,092,000            (370,000)
    Inventories                                                             (972,000)             86,000
    Prepaid expenses and other current assets                                  2,000              29,000
    Other assets                                                             (35,000)            (49,000)

   Increase (decrease) in liabilities:
    Accounts payable                                                         324,000           1,181,000
    Accrued expenses                                                         (46,000)             48,000
                                                                     ---------------     ---------------

   Net Cash (Used by) Operating Activities                                   372,000             202,000
                                                                     ---------------     ---------------

CASH FLOW FROM INVESTING ACTIVITIES:

   Purchase of property, plant equipment                                  (1,187,000)           (797,000)
                                                                     ---------------     ---------------
   Net Cash (used by) Investing Activities                                (1,187,000)           (797,000)
                                                                                         ---------------

CASH FLOW FROM FINANCING ACTIVITIES:
   (Payments of) proceeds from revolving credit loan-net                    (961,000)            347,000
   (Payments of) proceeds from long-term debt and notes-net                1,801,000             (13,000)
                                                                     ---------------     ---------------

   Net Cash (Used by) Provided by Financing Activities                       840,000             334,000

NET INCREASE(DECREASE) IN CASH AND CASH EQUIVALENTS                           25,000            (261,000)
CASH AND CASH EQUIVALENTS-BEGINNING                                          212,000             447,000
                                                                     ---------------     ---------------

CASH AND CASH EQUIVALENTS-ENDING                                     $       237,000     $       186,000
                                                                     ---------------     ---------------




                 See notes to consolidated financial statements

                               LUCILLE FARMS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. The Consolidated Balance Sheet as of December 31, 2001,the Consolidated Statement of Operations for the three and nine month periods ended December 31, 2001 and 2000 and the Consolidated Statement of Cash Flows for the nine month periods ended December 31, 2001 and 2000 have been prepared by the Company without audit. In the opinion of management, the accompanying consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the financial position of Lucille Farms, Inc. as of December 31, 2001, the results of its operations for the three months and nine months ended December 31, 2001 and 2000 and its cash flows for the nine months ended December 31, 2001 and 2000.

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

2. The results of operations for the three and nine months ended December 31, 2001 are not necessarily indicative of the results to be expected for the entire fiscal year.

3.       Inventories are summarized as follows:

                                                                    December 31, 2001     March 31, 2001
                                                                    -----------------     --------------

                  Finished goods                                     $     2,014,000     $     1,011,000
                  Raw Materials                                              586,000             617,000
                  Supplies and Packaging                                     535,000             535,000
                                                                     ---------------     ---------------

                                                                     $     3,135,000     $     2,163,000
                                                                     ---------------     ---------------

4. In May 2001 the Company obtained a new $2,000,000 bank loan. The loan, collateralized by the Company's plant and equipment, bears interest at 1% above the bank's national variable rate. The loan is due in annual principal installments of $500,000 beginning May 2003. Interest is payable monthly.

         The Company's revolving credit line of $5,000,000 matures on June 1,2002. The Company is in the process of negotiating an extension to this line of credit for an additional twelve months. Should the Company be unable to secure the required financing, it will result in a material adverse effect in the Company's liquidity.

5. Income(loss) per share of common stock was computed by dividing net income(loss) by the weighted average number of common shares outstanding during the period in accordance with the provisions of the Statement of Financial Accounting Standards No. 128. Basic and diluted per share amounts are the same for the three and nine month periods ended December 31, 2001 and 2000 since the effect of stock options would be antidilutive and therefore not taken into consideration. Conversion of preferred stock was not taken into consideration since the effect would be antidilutive.

6. For the nine months ended December 31,2001, non cash investing and financing activities were $540,000 for the preferred stock issued for equipment. and reduction of amounts due from officers of $39,800 in exchange for 19,900 shares of treasury stock

7. The Company has requested waivers from its lending institutions in order to comply with its working capital and capital expenditure covenants.

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

The Company is unable to predict any future increase or decrease in the prices in the Chicago Mercantile Exchange as such markets are subject to fluctuation based on factors and commodity markets outside of the control of the Company. Although the cost of fluid milk does tend to move correspondingly with the prices on the Chicago Mercantile Exchange, the extent of such movement and the timing thereof also is not predictable as it is subject to government control and support. As a result of these factors, the Company is unable to predict pricing trends. With respect to the effect of the events of September 11, 2001, and its resultant effects on the economy, management believes that there has been a significant impact on the results of this quarter.

Three months ended December 31, 2001 compared to three months ended December 31, 2000.

     Sales for the three months ended December 31, 2001 increased to $9,568,000 from $9,190,000 for the comparable period in 2000, an increase of $378,000(or 4.1%). Approximately $1,202,000(or 318.0%) of such amount was due to an increase in the average selling price of cheese and approximately $258,000(or 68.3%) was due to increased whey sales produced in our new facility. Those increases were offset by a decrease in the number of pounds of cheese sold resulting in a $1,082,000, or (286.2%) decrease in sales when compared to the same period in 2000.

     Cost of sales and gross profit margin for the three months ended December 31, 2001 was $9,423,000 (or 98.5% of sales) and $145,000 (or 1.5% of sales), respectively, compared to a cost of sales and gross profit margin of $9,000,000 (or 97.9% of sales) and $190,000 (or 2.1% of sales), respectively, for the comparable period in 2000. Both periods experienced rising cost of materials (as a percentage of sales) and shrinking gross profit margins due to an increase in the company's cost of raw materials as a percentage of selling price.

         Selling, general and administrative expenses for the three months ended December 31, 2001 amounted to $884,000 (or 9.2% of sales) compared to $655,000 or (7.1% of sales) for the comparable period in 2000. The increase in selling, general, and administrative expenses as a percentage of sales was primarily due to the increased sales in the period, and a corresponding increase in freight out expenses and insurance expense.

         Interest expense for the three months ended December 31, 2001 amounted to $197,000 compared to $217,000 for the three months ended December 31, 2000 a decrease of $20,000. This decrease is the result of falling interest rates and lower revolving line credit usage in the period and interest capitalized during construction during the period of $20,000.

         The benefit for income tax for the three month periods ended December 31, 2001 of $1,000, and December 31, 2000 of $0.00 reflects minimum state taxes. Charges and credits for Federal income taxes were offset by changes in the valuation allowances for the three months ended December 31, 2001 and December 31, 2000. Such amounts are re-evaluated each quarter based on the results of operations.

         The Company's net loss of $934,000 for the three months ended December 31, 2001 represents an increase of $254,000 from the net operating loss of $680,000 for the comparable period in 2000. The primary factors contributing to these changes are discussed above.

         With respect to its gross profit margin, the Company is continuing its efforts to increase sales of its value-added products which are less dependent on the Chicago Mercantile Exchange. The Company has now positioned itself to co-pack private label retail products. However, there can be no assurance as to whether such sales can be achieved or maintained. In addition, the Company has continued to upgrade its equipment to enable it to reduce costs and add product lines with greater margins.

         Nine months ended December 31, 2001 compared to nine months ended December 31, 2000.

         Sales for the nine months ended December 31, 2001 increased to $34,698,000 from $29,532,000 for the comparable period in 2000, an increase of $5,166,000(or17.5%). Approximately $3,151,000(or 61.0%) of such amount was due to a decrease in the number of pounds of cheese sold but was offset by approximately $7,475,000(or 144.7%) due to an increase in the average selling price for cheese, and approximately $842,000 or (16.3%) was due to increased whey sales produced in our new facility.

The volume decrease was due to decreased demand in the commodity cheese markets. The increase in average selling price was the result of an increase in block cheddar market prices resulting in a higher average selling price per pound of cheese in the period.

         Cost of sales and gross profit margin for the nine months ended December 31, 2001 was $32,096,000 (or 92.5% of sales) and $2,602,000 (or 7.5% of sales), respectively, compared to a cost of sales and gross profit margin of $28,231,000 (or 95.6% of sales) and $1,301,000 (or 4.4% of sales), respectively, for the comparable period in 2000. The decrease in cost of sales and corresponding increase in gross profit margin for 2001(as a percent of sales and corresponding increases in gross profit margin in 2001) was primarily due to a decrease in the Company's cost of raw materials as a percentage of selling price.

         Selling, general and administrative expenses for the nine months ended December 31, 2001 amounted to $2,509,000 (or 7.3% of sales) compared to $1,922,000 or (6.5% of sales) for the comparable period in 2000. The increase in selling, general, and administrative expenses as a percentage of sales was primarily due to the increased sales in the period, and an increase in insurance and depreciation expense.

         Interest expense for the nine months ended December 31, 2001 amounted to $646,000 compared to $617,000 for the nine months ended December 31, 2000 an increase of $29,000. This increase is the result of increased borrowing due to the addition of new production equipment and higher revolving line usage in the period, less interest capitalized during construction during the period of $20,000.

         The provision for income tax for the nine month period ended December 31, 2001 of $2,000 and December 31, 2000 of $2,000 reflect minimum state taxes. Charges for Federal income taxes were offset by changes in the valuation allowances for the nine months ended December 31, 2001 and December 30, 2000. Such amounts are re-evaluated each quarter based on the results of operations.

         The Company's net loss of $548,000 for the nine months ended December 31, 2001 represents a decrease of $685,000 from the net loss of $1,233,000 for the comparable period in 2000. The primary factors contributing to these changes are discussed above.

Liquidity and Capital Resources

       The Company's $5,000,000 revolving bank line of credit which is available for the Company's working capital requirements has been reclassified from long term to current due to an expiration date of June 1,2002.

       At December 31,2001, $3,306,000 was outstanding under such revolving line of credit and $1,694,000 was available for additional borrowing at that time (based on the inventory and receivable formula). Advances under this facility are limited to 50% of inventory and 80% of receivables. The rate of interest on amounts borrowed against the revolving credit facility is prime plus 1%. A .25% annual unused line fee is also charged on this facility. The Company intends to continue to utilize this line of credit as needed for operations.

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

         For the nine months ended December 31,2001, cash used by operating activities was $372,000. An increase in inventory of $972,000 with a decrease in accrued expenses of $46,000 and other assets of $35,000 decreased cash while a decrease in accounts receivable of $1,092,000, prepaid expenses of $2,000 along with an increase in accounts payable of $324,000 provided cash. A loss from operations of $548,000 also decreased cash in the period.

       Net cash used by investing activities was $1,187,000 for the period ended December 31, 2001 which represented purchase of property, plant and equipment.

       Net cash provided by financing activities was $840,000 for the period ended December 31, 2001. Net proceeds from long-term debt and notes of $1,801,000 provided cash in the period. Payments of the revolving credit loan of $961,000 decreased cash in the period.

       The Company is presently negotiating to renew its $5,000,000 revolving credit line for an additional 12 months from June 1, 2002. The Company estimates that based on current plans and its ability to extend this revolving line of credit its resources, including revenues from operations and utilization from its existing credit line, should be sufficient to meet anticipated needs for at least 12 months. Should the Company be unable to secure the required financing, it will result in a material adverse effect in the Company's liquidity.

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

         Effective October 1,2001 the Company acquired 19,900 shares of common stock from the estate of a former stockholder in settlement of $39,800 of amounts due to the Company.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

         The registrant does not utilize market rate sensitive instruments for trading or other purposes.

         PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

         None.

Item 2.  Changes in Securities and Use of Proceeds

         On June 12, 2001, the Company issued $540,000 of Series A Redeemable Convertible Preferred Stock to an accredited investor in exchange for roll drying equipment. The shares were sold pursuant to Section 4 (2) of the Securities Act and Rule 506 of Regulation D promulgated thereunder.

Item 3.  Defaults upon Senior Securities

         None.

Item 4.  Submission of Matters to a Vote of Security Holders

         An Annual Meeting of Stockholders was held on December 4, 2001. The matters voted on at the meeting and the votes cast were as follows.

         (a) The following directors were reappointed to serve as directors until the Annual Meeting of Stockholders of the Company to be held in the year 2002.

                                            Votes For          Votes Withheld
                                            ---------          --------------

                  Gennaro Falivene          2,178,875          204,050
                  Alfonso Falivene          2,190,825          192,100
                  Stephen M. Katz           2,191,025          191,900
                  Howard S. Breslow         2,337,325          45,600
                  Jay Rosengarten           2,336,325          46,600
                  Dr. Mali Reddy            2,337,325          45,600

(b) The selection of Citrin, Cooperman & Company, LLP as independent auditors for the year ending March 31, 2001 was ratified.

                  For                       Against            Abstain
                  ----                      -------            -------
                  2,330,425                 52,300             200

Item 5.  Other Information

         None.

Item 6.  Exhibits and Reports on Form 8-K

         (a)  Exhibits

              None.

         (b)  Reports on Form 8-K

              None.

                                   SIGNATURES


Pursuant to the requirements of the Securities and Exchange Act of 1934, registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

February 8, 2002


                                   Lucille Farms, Inc.
                                   -------------------

                                   (Registrant)


                                   By: /s/ Alfonso Falivene
                                      ------------------------

                                           Alfonso Falivene
                                           President (Duly Authorized)


                                   By: /s/ Stephen Katz
                                      ------------------------

                                           Vice President-Finance
                                           and Administration
                                           (Principal Financial Officer)