Form 10-K
period 2002-03-31
LUCILLE FARMS INC
filed 2002-06-28
CIK 908179

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                             ----------------------
                         [Mark One]           FORM 10-K

               [x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                    For the fiscal year ended March 31, 2002

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

          Securities registered pursuant to Section 12(b) of the Act:
                                      None
                                      ----
          Securities registered pursuant to Section 12 (g) of the Act:
                    Common Stock, par value $.001 per share
                              (Titles of Classes)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [x] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [x]

The aggregate market value of the voting stock held by non-affiliates of the Registrant was $3,245,130 based on the average bid and ask price as reported by NASDAQ on June 24, 2002. Shares held by each officer, director, and person who owns 10% or more of the Registrant's outstanding common stock have been excluded in that such persons may be deemed to be affiliates. The determination of affiliate status is not necessarily a conclusive determination for other purposes.

The number of shares of the Registrant's common stock outstanding as of June 24, 2002 was 3,284,775.


                      Documents Incorporated by Reference
                      -----------------------------------
    Portions of the Registrant's Proxy Statement for the 2002 Annual Meeting of Shareholders, which is to be filed subsequent to the date hereof, are incorporated by reference into Part III.

                                     PART I
                                     ------

ITEM 1. BUSINESS

General

Lucille Farms, Inc. (the "Company") is engaged in the manufacture and marketing of mozzarella cheese and, to a lesser extent, other Italian variety cheeses. Utilizing proprietary formulas and processes, the Company has developed a line of value-added Nutritional cheeses, including reduced fat, fortified, and organic cheeses. For the fiscal year ended March 31, 2002 conventional mozzarella cheese sales and blends accounted for over 90% of the Company's cheese sales revenues. Sales of the Company's Nutritional line of products during the fiscal year ended March 31, 2002, were not significant. The Company's products, which are primarily manufactured in the Company's production facility in Swanton, Vermont, are made of natural ingredients.

The Company's conventional mozzarella cheese is sold primarily to the food service and industrial segments of the cheese market. The food service segment includes pizza chains and independent pizzerias, restaurants, recreational facilities, business feeders, health care facilities, schools and other institutions which prepare food for on-premises consumption. The industrial segment includes manufacturers that utilize cheese products as an ingredient in processed foods and frozen entrees and side dishes.

The Company believes that its proprietary process utilized in its Nurtitional cheeses can be applied to a wide variety of cheeses, and plans to continue to develop new healthful products that satisfy consumer taste and appearance expectations.

The Company has installed the necessary equipment enabling it to package retail shredded cheese. The Company is negotiating with several companies to co-pack their private label retail cheese lines in popular sizes. Additionally, the Company has developed a distinctive Lucille Farms branded line of retail cheeses. The Company is shipping to retailers in the Northeast United States. The Company believes its retail sales will enable it to realize the higher profit margins available in the retail marketplace. At present the Company is considering other retail opportunities. For the year ended March 31, 2002, sales to the retail segment of the cheese market amounted to approximately 2.5% of the Company's total cheese sales.

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

Products

        The Company's products include the following:

        Conventional Cheese Group:

        Conventional Mozzarella. The Company's premium quality, all natural mozzarella cheese meets or exceeds all federal and industrial standards for purity, freshness, taste, appearance and texture. During the fiscal years ended March 31, 2000, 2001 and 2002, conventional mozzarella cheese sales and blends accounted for approximately 89%, 88% and 88%, respectively, of the Company's sales.

        Conventional Provolone. The Company's provolone is a premium quality, all natural cheese that meets or exceeds all federal and industry standards for purity, freshness, taste, appearance and texture. During the fiscal years ended March 31, 2000, 2001 and 2002, sales of conventional provolone accounted for approximately 4%, 4% and 3%, respectively, of the Company's sales.

        Conventional Feta. The Company's Feta is a premium quality, all natural cheese that meets or exceeds all federal and industrial standards for purity, freshness, taste, appearance and texture. During the fiscal years ended March 31, 2000, 2001 and 2002, sales of Feta accounted for less than 1% of the Company's sales in each of such periods.

        Nutritional Product Group:

        Organic Cheese. The Company is now marketing a line of Organic Cheeses. The line includes consumer sized packages of shredded Mozzarella, Cheddar, Monterey Jack, sold to supermarkets, gourmet and health food stores in the Northeastern USA.

        Mozzi-RITE(TM). The Company manufactures a proprietary mozzarella-style cheese substitute made with 97% pasteurized skim milk and 3% vegetable oils. Mozzi-RITE(TM) is all natural, cholesterol free and low in saturated fat and sodium. A "substitute cheese" must be nutritionally equal or superior to its conventional counterpart, whereas "imitation cheese" (which the Company does not produce) is nutritionally inferior to conventional cheese. The Company believes that its Mozzi-RITE(TM) cheese substitute has the taste, mouth feel, texture, handling and cooking characteristics of conventional mozzarella. Mozzi-RITE(TM) differs from "conventional cheese" in that vegetable oil is used in its manufacture, whereas butterfat containing cholesterol and saturated fat is used in the manufacture of conventional cheese. To the Company's knowledge, there is currently no other all-natural, cholesterol-free mozzarella-style cheese substitutes on the market.

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

        During the fiscal years ended March 31, 2000, 2001 and 2002, the Company's nutritional products accounted for approximately 1%, 1% and 1%, respectively, of the Company's total sales. While the Company's conventional cheeses are viewed as commodity items, the Company believes that its nutritional line should be viewed as "premium" products, which enables the Company to charge higher prices.

        Proprietary Formulas and Processes; New Product Development

        The Company's nutritional products are made using the Company's formulas and processes, which are believed to be proprietary. The formulas and processes for the Company's nutritional products were designed and developed by the Company's founders specifically for these products. The rights to these formulas and processes have been assigned by such officers to the Company. These proprietary processes can be applied to a wide variety of cheese, and the Company's future plans include developing other varieties of nutritional cheeses. However, there can be no assurance that the Company will be successful in such development, or that, if developed, such products will be accepted by the marketplace or prove profitable.

        Popcorn Whey-Animal Feed. The company produces as a cheese by-product, popcorn whey, used in animal feed. It processes this product in its company owned whey-drying facility. All of the whey produced is sold and shipped to International Ingredients, Inc. for further processing.

Production Facilities

The Company currently produces substantially all of its products at its manufacturing plant in Swanton, Vermont. The Swanton facility, located in Franklin County, Vermont's highest volume dairy producing area, operates 24 hours a day, 6 days a week and ships approximately 550,000 pounds of bulk products per week. The plant currently has 90 full-time employees. The Company has equipment for shredding, dicing, slicing, vacuum packaging, gas flush bag packaging, and labeling its products. The manufacturing equipment is of modern design and assembled in a flow through arrangement for a labor saving operation. The production operation has been established in such a way that changes in cheese orders, whether size, specification, packaging, labeling or delivery dates, can be accomplished without significant effort or disruption of operations. Due to recent improvements, the Company's facility now has the capacity to produce approximately 600,000 pounds of bulk product per week. In the event additional capacity is required, the Company may either (a) contract out its excess production to, and/or rent plant time from, other manufacturers ("co-packing"), or (b) further expand its current plant facilities, subject to appropriate financing, for which it believes it has sufficient acreage and technical capabilities. However, there can be no assurance that co-packing arrangements can be effectuated, or, if effectuated, that such arrangements could be done in a timely manner and at a reasonable cost.

Whey Drying Facility

In 1999 the Company completed construction of, and began operating, a 10,000 square foot whey drying facility adjacent to its Swanton, Vermont cheese plant. This project was built in conjunction with a leading ingredient processing company, who provided the drying equipment and has agreed to purchase all of the whey produced at the facility.

Whey is the residue of making cheese. It consists of water, protein, calcium and other minerals. In the past, whey was regarded as an environmental pollutant, and its disposal was expensive. Recently, whey has become a valuable product, and is now used in animal feeds, infant formulas, protein powders, ice cream and a variety of other products.

The facility dries whey into a product referred to as popcorn whey, which is milled and mixed with other ingredients for animal feed. The plant was designed to enable the Company to upgrade it in the future in order to take advantage of emerging new technologies in whey protein fractionalization. The Company's ability to produce this higher value whey protein has not been proven and there can be no assurance that this upgrade will occur.

Quality Control

The Company is supplied with milk by the largest milk cooperative headquartered in Vermont. Quality control starts on the local farms, which produce the milk for the cooperative. The milk is delivered to the Company directly from the farms on a regular and timely basis. The Company tests all milk received. Throughout the production process, the Company subjects its products to quality control inspection and testing in order to satisfy federal regulation, meet customer specifications and assure consistent product quality. The Company currently employs two persons qualified to perform the necessary testing as prescribed by state, federal and the Company's quality standards and specifications. Such tests are performed at the Company's on-site laboratory. A sample of each product batch is tested promptly after the manufacture and again before shipment for various characteristics, including taste, color, acidity, surface tension, melt, stretch and fat retention. On a frequent basis, random samples are sent to qualified independent labs to test for bacteria and other micro organisms. Federal and state regulatory agencies also perform regular inspections of the Company's products and facilities.

Raw Materials

At present, there are adequate supplies of raw materials, primarily milk, utilized by the Company in manufacturing its products and the Company expects such adequate supplies to continue to be available. The Company has a milk supply contract with St. Albans Cooperative Creamery, Inc. and has been able to purchase as much milk as needed for its production. The cooperative also ensures the Company a flexible mix of milk products, besides direct farm milk, such as extra milk, skim milk, condensed skim milk or dry milk powder. This flexibility is an advantage in cheese production. It enables the Company to switch from one milk product to another on short notice with no down time.

Markets and Customers

The Company's products are sold primarily to the food service and industrial segment of the cheese market. The Company began marketing its products to the retail segment of the cheese market in July 1999.

The food service segment of the cheese market includes pizza chains and independent pizzerias, restaurants, recreational facilities, transportation hubs, business feeders, health care facilities, schools and other institutions which utilize the company's products as ingredients in preparing foods for on premise consumption. The Company sells its products to the food service segment of the cheese market through a network of approximately 20 non-exclusive food brokers that sell to approximately 140 customers that service the accounts in over 27 states and Washington, D.C. The bulk of the Company's products distributed in the food service market are utilized by regional pizza chains and independent pizza shops. For the fiscal years ended March 31, 2002, 2001 and 2000, sales of the Company's products to the food service segment of the cheese market accounted for approximately 69%, 69% and 68% of revenues, respectively. Virtually all of such sales were of the Company's conventional cheeses. In the fiscal years ended March 31, 2001 and 2000, one customer, Lisanti Foods, Inc., accounted for approximately 10% and 11% of sales, respectively. In fiscal year ended March 31, 2002, no one customer accounted for greater than 10% of sales.

In the industrial segment of the cheese market, the Company sells its products to manufacturers for use as an ingredient in processed foods, such as frozen and refrigerated pizzas, a variety of Italian specialty convenience foods, and general frozen entrees and side dishes. The finished processed foods are then generally sold to retail supermarkets and grocery accounts under various brand names. The majority of the Company's sales of its conventional cheese and nutritional products to the industrial market are made directly by the Company's in-house sales staff. For the fiscal years ended March 31, 2002, 2001 and 2000, sales of the Company's products to the industrial segment of the cheese market accounted for approximately 22%, 20%, and 28% of revenues, respectively. The retail segment of the cheese market consists of product sold to customers for distribution to independent and chain supermarkets, natural food stores, warehouse club stores, and other food retailers. The retail segment accounted for approximately 2%, 5% and 0% of total sales in 2002, 2001 and 2000, respectively.

Sales of whey were approximately 7%, 6% and 4% in the periods ended March 31, 2002, 2001 and 2000.

Sales and Marketing

The thrust of the Company's sales and marketing efforts have recently shifted to emphasize retail and shredded cheese products. We believe that the retail and shredded cheese market offers the Company a significant marketing opportunity. The Company is seeking to establish these products as a substantial portion of its sales, but there can be no assurance that it will be successful in doing so.

Competition

The Company faces intense competition. The conventional cheese market is a commodity, price-sensitive industry, with numerous small local, medium-sized regional and large national competitors. The Company competes with many established national manufactures of conventional cheese, including Kraft, Inc., Borden, Inc., Sargento Foods, Inc. and Sorrento Cheese Company Inc. There are also a number of national dairy cooperatives, including Dairymen's Creamery Association Inc., Agri-Mark and D.F.A. Inc. Many of these competitors have significantly greater financial and other resources than the Company.

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

Food products are also subject to "standard of identity" requirements mandated by both federal and state agencies to determine the permissible qualitative and quantitative ingredient content of foods. The Company believes that all its products meet the applicable FDA standards of identity and that the various products it labels as "no-cholesterol," "low-sodium," "low saturated fat," "fat-free," reduced calorie" and "source of calcium" meet the applicable FDA standards of identity for such designations.

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

Employees

The Company currently employs 97 full-time employees. Of the 97 employees, six are in executive and administrative positions, 86 are in production and distribution, and five are in clerical positions. Of such employees, 90 are located at the Swanton, Vermont facility and seven are located at the Company's executive offices in Montville, New Jersey.

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

In 1999 the Company completed construction, and began operating, a 10,000 square foot whey drying facility adjacent to its Swanton, Vermont cheese plant.

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

The Company leases a parcel of land adjacent to the Vermont facility. This parcel is owned by Messrs. Gennaro and Alfonso Falivene, and the estate of Philip Falivene. The space is used as an employee parking lot and its use was required in conjunction with the construction of the Whey drying facility. The lease is for a ten year period. Rentals are $750 monthly for the first five years and $900 monthly for the additional five year period. This lease has a purchase option to purchase the land at fair market value at the end of the ten year period. This lease was assigned to the Bank in conjunction with the Whey Plant financing.

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

                                                    High          Low

Year Ended March 31, 2002:

First Quarter                                      2.125         1.500
Second Quarter                                     3.060         1.540
Third Quarter                                      3.300         2.050
Fourth Quarter                                     3.250         1.150

Year Ended March 31, 2001:

First Quarter                                      5.000         3.250
Second Quarter                                     4.125         3.000
Third Quarter                                      4.000         1.250
Fourth Quarter                                     3.250         1.325

The above quotations represent prices between dealers, do not include retail mark-ups, markdowns or commissions and do not necessarily reflect actual transactions.

As of June 24, 2002 there were approximately 115 holders of record of Common Stock. Since many shares are registered in street name, the number of beneficial owners is considerably higher.

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

Statement of Operations Data (in thousands, except share and per share data)


                                                Year Ended March 31
                                    -----------------------------------------
                                          2002          2001           2000          1999           1998
                                          ----          ----           ----          ----           ----
Net Sales .......................   $    44,915    $    41,374    $    42,810   $    46,048   $    36,175

Net income (loss) ...............        (1,540)        (1,477)            71           729        (2,138)

Net income (loss) per
share ...........................          (.52)          (.50)           .02           .24          (.71)

Weighted average common
and common equivalent
shares outstanding ..............     2,961,392      2,971,342      2,971,342     2,994,711     3,002,500

Balance Sheet Data (in thousands)


                                                       March 31
                                    ------------------------------------------
                                          2002          2001           2000          1999           1998
                                          ----          ----           ----          ----           ----
Total assets ....................   $    18,827    $    17,194    $    15,223   $    16,156   $    11,656

Long-term debt and
capital lease
obligations ..................            6,771          9,250          7,970         8,163         4,832
Total liabilities ..                     18,583         15,924         12,486        13,490         9,645
Working capital ....                     (3,885)         1,103          1,945         2,746         1,282

Stockholders' equity                        244          1,270          2,737         2,666         2,011


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

General

The Company's conventional cheese products, which account for substantially all of the Company's sales, are commodity items. The Company prices its conventional cheese products competitively with others in the industry, which pricing, since May 1997, is referenced to the Chicago Mercantile Exchange (and was formerly referenced to the Wisconsin Block Cheddar Market). The price the Company pays for fluid milk, a significant component of cost of goods sold, is not determined until the month after its cheese has been sold. Regulatory factors effecting our milk suppliers such as dairy subsidies and price supports may have an effect on our raw material costs, but that impact can not be predicted. Milk is generally sold above the subsidy price, which is established by government regulation. The subsidy price generally establishes a floor for such costs. While the Company generally can anticipate a change in price of milk, it cannot anticipate the extent thereof. There is no corresponding floor on the commodity mercantile exchange block cheddar price. Therefore, if the block cheddar price to which our selling price is referenced changes at a different rate than the price of milk our margins are affected accordingly. By virtue of the pricing structure for its cheese and the delay in the determination of cost, the Company cannot pass along to the customer the changes in the cost of milk in the price of its conventional cheese. As a consequence thereof, the Company's gross profit margin for such cheese is subject to fluctuation, which fluctuation, however slight, can have a significant effect on profitability.

The Company is unable to predict any future increase or decrease in the prices in the Chicago Mercantile Exchange as such markets are subject to fluctuation based on factors and commodity markets outside of the control of the Company. Although the cost of fluid milk does tend to move correspondingly with the Chicago Mercantile Exchange, the extent of such movement and the timing thereof is not predictable as it is subject to government control and support. As a result of these factors, the Company is unable to predict pricing trends.

Year ended March 31, 2002 compared to the year ended March 31, 2001

Sales for the year ended March 31, 2002 increased to $44,915,000 from $41,374,000 for the comparable period in 2001, an increase of $3,541,000 (or 8.6%). Approximately $5,065,000 (or 143.0%) of such amount was offset by a decrease in the number of pounds of cheese sold. Approximately $7,916,000 (or 223.6%) of such increase was due to a increase in the average selling price for cheese. The volume decrease was due to decreased demand in the commodity cheese markets. Due to the weak cheese markets, the Company anticipates volume decreases and decreased demand in the months ahead, although there can be no assurance in this regard. The increase in average selling price was the result of an increase in the block cheddar market prices resulting in a higher selling price per pound of cheese. Of the $3,541,000 sales increase this period, approximately $690,000 (or 19.5%) represented increased whey sales produced in our new facility. In the years ended March 31, 2002, and March 31, 2001, approximately 27,300,000 and 30,600,000 pounds of cheese were sold, respectively.

During the fiscal year, ended March 31, 2002, the average quarterly selling price ranged from approximately $1.80 to $1.37. During the fiscal year ended, March 31, 2001, the average quarterly selling price ranged from approximately $1.37 to $1.17. There is no way to predict the trend of the Chicago Mercantile Exchange and therefore we can provide no guidance as to future trends as to range of selling price for commodity cheese.

In the years ended March 31, 2002, and March 31, 2001, sales of whey amounted to $3,082,000 and $2,392,000, respectively.

Cost of sales and gross profit margin for the year ended March 31, 2002 were $43,897,000 (or 97.7% of sales) and $1,018,000 (or 2.3% of sales), respectively, compared to a cost of sales and gross profit margin of $40,448,000 (or 97.8% of sales) and $926,000 (or 2.2% of sales), respectively, for the comparable period in 2001. The cost of sales and corresponding gross profit margin for 2002 as a percentage of sales remained relatively constant.

Selling, general and administrative expenses for the year ended March 31, 2002 amounted to $1,672,000 (or 3.7% of sales) compared to $1,572,000 (or 3.8% of sales) for the comparable period in 2001. The Company is currently classifying all freight expense as a component of cost of sales and has reclassified prior years to conform.

Selling expenses are mainly variable in nature. The most significant amount in selling expense is sales commission expense, which was $231,000 and $382,000 in 2002 and 2001, respectively. The decrease resulted from a decrease in commissionable sales in the year ended March 31, 2002.
General and administrative expenses are generally fixed in nature. The more significant items in general and administrative expense are payroll, professional fees, consulting and provision for bad debts amounting to:

                                            2002        2001
                                            ----        ----
Professional                              $ 90,000   $  75,000
Payroll                                    348,000     257,000
Consulting                                 156,000     143,000
Provision for bad debts                    107,000      78,000

The increase in payroll results from the addition of administrative personnel in the home office. Consultants are primarily engaged in management, planning, data processing and public relations on a month-to-month or annual basis.

Interest expense for the year ended March 31, 2002 amounted to $896,000 compared to $841,000 for the year ended March 31, 2001 an increase of $55,000. This increase is the result of increased borrowing due to the addition of new plant production equipment and higher revolving credit line usage in the year.

The provision for income tax for the years ended March 31, 2002, 2001 and 2000 of $2,000, $2,000 and $8,000, respectively, reflect minimum state taxes with the tax benefits of operating losses being offset by the effect of changes in the valuation allowance. Such amounts are re-evaluated each year based on the results of the operations.

The Company's net loss of $1,540,000 for the year ended March 31, 2002 represents an increase of $63,000 from the net loss of $1,477,000 for the comparable period in 2001. The primary factors contributing to these changes are discussed above.

Year ended March 31, 2001 compared to the year ended March 31, 2000

Sales for the year ended March 31, 2001 decreased to $41,374,000 from $42,810,000 for the comparable period in 2000, a decrease of $1,436,000 (or 3.4%). Approximately $1,205,000 (or 83.9%) of such amount was offset by an increase in the number of pounds of cheese sold. Approximately $3,275,000 (or 228.1%) of such decrease was due to a decrease in the average selling price for cheese. The volume increase was due to increased demand in the commodity cheese markets. The decrease in average selling price was the result of a decrease in the block cheddar market prices resulting in a lower selling price per pound of cheese. Of the $1,436,000 decrease this period, there was an offset of approximately $640,000 which represented increased whey sales produced in our new facility. In the years ended March 31, 2001, and March 31, 2000, approximately 30,600,000 and 29,600,000 pounds of cheese were sold, respectively.

During the fiscal year, ended March 31, 2001, the average quarterly selling price ranged from approximately $1.37 to $1.17. During the fiscal year ended, March 31, 2000, the average quarterly selling price ranged from approximately $1.71 to $1.17.

In the years ended March 31, 2001, and March 31, 2000, sales of whey amounted to $2,392,000 and $1,752,000, respectively.

Cost of sales and gross profit margin for the year ended March 31, 2001 were $40,448,000 (or 97.8% of sales) and $926,000 (or 2.2% of sales), respectively, compared to a cost of sales and gross profit margin of $41,019,000 (or 95.8% of sales) and $1,791,000 (or 4.2% of sales), respectively, for the comparable period in 2000. The increase in cost of sales and corresponding decrease in gross profit margin for 2001 as a percentage of sales is primarily due to a increase in the Company's cost of raw materials as a percentage of selling price.

Selling, general and administrative expenses for the year ended March 31, 2001 amounted to $1,572,000 (or 2.6% of sales) compared to $1,292,000 (or 3.0% of sales) for the comparable period in 2000. The increase in selling, general and administrative expenses was primarily due to an increase caused by increased commissions in the period and increases in consulting and bad debt provisions. The Company is currently classifying all freight expense as a component of cost of sales and has reclassified prior years to conform.

Selling expenses are mainly variable in nature. The most significant amount in selling expense is sales commission expense which was $382,000 and $264,000 in 2001 and 2002, respectively. The increase resulted from an increase in commissionable sales in the year ended March 31, 2001.
General and administrative expenses are generally fixed in nature. The more significant items in genral and adminstrative expense are payroll, professional fees, consulting and provision for bad debts amounting to:

                                            2001          2000
                                            ----          ----
Professional                              $ 75,000      $ 87,000
Payroll                                    257,000       270,000
Consulting                                 143,000        64,000
Provision for bad debts                     78,000        52,000

Consultants are primarily engaged in management, planning, data processing and public relations on a month-to-month or annual basis.

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

The Company's net loss of $1,477,000 for the year ended March 31, 2001 represents a decrease of $1,548,000 from the net income of $71,000 (after giving effect to income arising from officers life insurance proceeds of $256,000) for the comparable period in 2000. The primary factors contributing to these changes are discussed above. If officers life insurance proceeds were excluded there would have been a loss of $185,000 in the comparable period ended March 31, 2000, and the Company's net loss of $1,477,000 for the year ended March 31, 2001, would have reflected an increased loss of $1,292,000 from the $185,000 loss before insurance proceeds in the comparable period.


Liquidity and Capital Resources

The Company had available a $5,000,000 revolving credit facility at March 31, 2002 that was to expire on June 1, 2002. The bank has extended the loan's maturity to September 1, 2002 at which time the outstanding principal is due. The rate of interest on amounts borrowed against the revolving credit facility is based upon the New York prime rate plus 1% (5.75% at March 31, 2002 and 9% at March 31, 2001). Advances under this facility are limited to 50% of inventory (with a cap on inventory borrowings of $1,000,000) and 80% of receivables as defined in the agreement. The commitment contains various restrictive covenants the most significant of which relates to limitations on capital expenditures ($1,000,000 annually without bank consent). In addition, the Company is required to generate an increase in its dollar amount of net worth annually. The Company is not in compliance with the covenants and the Company is seeking alternative financing to replace this loan. Should the Company not be able to secure alternative financing by the extended due date it will request an additional extension until such financing is secured. However, there is no assurance that such financing can be secured or the extension granted. Failure to secure such financing can have a significant negative effect on the Company's liquidity.

At March 31, 2002 the Company had negative working capital of ($3,884,000) as compared to working capital of $1,103,000 at March 31, 2001. The Company's revolving bank line of credit is available for the Company's working capital requirements.

At March 31, 2002, $3,744,000 was outstanding under such revolving credit line of credit and $96,000 was available for additional borrowing at that time.

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

On May 23, 2001, a new $2,000,000 bank loan agreement was signed. The new loan is collaterized by the Company's plant and equipment. Provisions of the loan are as follows:

        A promissory note with interest payable at 1% above the rate of interest established by the bank as its national variable rate and principal repayable in four consecutive annual installments of $500,000.00 with the first such installment due on May 1, 2003 and the last such installment due on May 1, 2006.

        Proceeds of the new loan were used for working capital

On May 16, 2002, Lucille Farms, Inc. entered into an agreement with St. Albans Cooperative Creamery, Inc., the Company's primary supplier of raw materials, pursuant to which St. Albans has (i) converted $1,000,000 of accounts payable currently owed by Lucille Farms to St. Albans into 333,333 shares of common stock, (ii) converted $3,500,000 of accounts payable currently owed by Lucille Farms to St. Albans into (A) preferred stock convertible into 583,333 shares of common stock, which preferred stock (1) automatically converts into such number of shares of common stock if the common stock is $8.00 or higher for 30 consecutive trading days, and (2) may be redeemed by Lucille Farms for $3,500,000, and (B) a 10-year warrant to purchase 583,333 shares of common stock (subject to adjustment under certain circumstances to a maximum of 1,416,667 shares of common stock) at $.01 per share, which warrant (1) may not be exercised for a period of three-years, (2) terminates if, during such three-year period, Lucille Farms' common stock is $8.00 or higher for 30 consecutive trading days, and, (3) in the event Lucille Farms' common stock is not $8.00 or higher for 30 consecutive trading days during such three-year period, may only be exercised on the same basis percentage wise as the preferred shares are converted, (iii) converted an additional $1,000,000 of accounts payable currently owed by Lucille Farms to St. Albans into a convertible promissory note due on April 14, 2005, which note is convertible into common stock at $6.00 per share at any time by St. Albans and, at the option of Lucille Farms, automatically shall be converted into common stock at $6.00 per share if the common stock is $8.00 or higher for a period of 30 consecutive trading days, and
(iv) provided Lucille Farms with a pricing structure for milk and milk by-products, for a minimum of one-year and a maximum of four-years (subject to renegotiation at the expiration of the applicable period), designed to produce profitability for Lucille Farms.

The Company's major source of external working capital financing has been the revolving line of credit. For the foreseeable future the Company believes that the Company's revolving line of credit will continue to represent the major source of working capital financing besides income generated from operations. However, there is no assurance that replacement of the revolving line or an extension thereof can be secured and failure to secure such replacement financing or extension can have a significant negative effect on the Company's liquidity.

Accounts receivable turnover is directly related to the sales volume in the month proceeding the statement date. Therefore, any change in turnover rate is not attributable to rate of collections or changes in customer base.

For the year ended March 31, 2002, cash provided by operating activities was $373,000. A loss from operations of $1,540,000 decreased cash. In addition, decreases in accounts receivable of $914,000, and an increase in accounts payable of $1,309,000 provided cash. Increases in inventory of $1,006,000, accrued expenses of $6,000 and an increase in prepaid expenses and other assets of 65,000 decreased cash.

Net cash used by investing activities was $1,681,000 for the year ended March 31, 2002 which represented purchase of property, plant and equipment of $1,673,000, and an increase in loans receivable of $8,000.

Net cash provided by financing activities was $1,271,000 for the year ended March 31, 2002. Payments of the revolving credit loan of $523,000 decreased cash. Proceeds from long-term debt of $2,000,000, provided cash in the period. Payments of long-term debt and notes of $183,000, and loan costs of $23,000 also decreased cash in the year.

In fiscal 2002, the Company spent $1,681,000 on plant machinery and improvements most of which were related to the packaging room and plant operation. These expenditures were considered necessary in order to competitively enter new markets. The Company has budgeted approximately $1,000,000, $200,000 of which is anticipated to complete current projects in process and $800,000 of which is budgeted for additional capital expenditures during the fiscal year ended March 31, 2003. The Company anticipates financing a significant portion of these expenditures, however, the ability to obtain such financing cannot be assured.

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

The Company is subject to interest rate exposure on variable rate debt. The amount of that debt at balance sheet date, March 31, 2002 and March 31, 2001 amounted to $5,744,000, and $4,267,000, respectively. In as much as this debt is based upon the Prime Rate plus 1%, the cost of this debt will increase or decrease accordingly with changes in the prime rate.

The Company has exposure to the commodity price for cheese, dry whey and fluid milk. We have addressed these exposures in the general paragraph of MD&A Item 7.

ITEM  8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                               Follow on next page

                               Table of Contents



Independent Auditor's Report                                                 F-2

Consolidated Balance Sheets                                                  F-3

Consolidated Statements of Operations                                        F-4

Consolidated Statements of Stockholders' Equity                              F-5

Consolidated Statements of Cash Flows                                        F-6

Notes to Consolidated Financial Statements                                   F-7

Shareholders
Lucille Farms, Inc.
 and Subsidiaries

                          Independent Auditors' Report

We have audited the accompanying consolidated balance sheets of Lucille Farms, Inc. and Subsidiaries as at March 31, 2002 and 2001 and the related consolidated statements of operations, stockholders' equity and cash flows for the years ended March 31, 2002, 2001 and 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the aforementioned consolidated financial statements present fairly, in all material respects, the financial position of Lucille Farms, Inc. and Subsidiaries as at March 31, 2002 and 2001, and the results of their operations and their cash flows for the years ended March 31, 2002, 2001 and 2000 in conformity with accounting principles generally accepted in the United States of America.



                                             /s/ Citrin Cooperman & Company, LLP
                                             -----------------------------------
                                             CITRIN COOPERMAN & COMPANY, LLP

New York, New York
June 17, 2002

                      LUCILLE FARMS, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                            MARCH 31, 2002 AND 2001

                                                                   2002                  2001
                                                               ------------          ------------
                                     ASSETS
Current Assets:
     Cash and cash equivalents                                 $    175,000          $    212,000
     Accounts receivable, net of allowances of
       $144,000 in 2002 and $132,000 in 2001                      3,688,000             4,614,000
     Inventories                                                  3,169,000             2,163,000
     Deferred income taxes                                           72,000                71,000
     Prepaid expenses and other current assets                      164,000               119,000
                                                               ------------          ------------
          Total Current Assets                                    7,268,000             7,179,000
                                                               ------------          ------------

Property, Plant and Equipment, net                               10,503,000             9,011,000
                                                               ------------          ------------

Other Assets:
     Due from officers                                              101,000               133,000
     Deferred income taxes                                          587,000               527,000
     Deferred loan costs, net                                       250,000               247,000
     Other                                                          118,000                97,000
                                                               ------------          ------------
          Total Other Assets                                      1,056,000             1,004,000
                                                               ------------          ------------

          TOTAL ASSETS                                         $ 18,827,000          $ 17,194,000
                                                               ============          ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
     Revolving credit loan                                     $  3,744,000          $
     Accounts payable                                             6,824,000             5,515,000
     Current portion of long-term debt                              201,000               171,000
     Accrued expenses                                               384,000               390,000
                                                               ------------          ------------
          Total Current Liabilities                              11,153,000             6,076,000
                                                               ------------          ------------

Long-Term Liabilities:
     Long-term debt, less current portion                         6,771,000             4,983,000
     Revolving credit loan                                                              4,267,000
     Deferred income taxes                                          659,000               598,000
                                                               ------------          ------------
          Total Long-Term Liabilities                             7,430,000             9,848,000
                                                               ------------          ------------

          TOTAL LIABILITIES                                      18,583,000            15,924,000
                                                               ------------          ------------

Stockholders' Equity:
     Preferred stock, $0.001 par value, 250,000 shares
       authorized, 216 shares issued and outstanding                540,000
     Common stock, $0.001 par value, 10,000,000
       shares authorized, 3,021,342 shares issued                     3,000                 3,000
     Additional paid-in capital                                   4,462,000             4,448,000
     Accumulated deficit                                         (4,596,000)           (3,056,000)
                                                               ------------          ------------
                                                                    409,000             1,395,000
     Less: cost of  69,900 shares in 2002 and 50,000
        shares in 2001 of treasury stock                           (165,000)             (125,000)
                                                               ------------          ------------
          Total Stockholders' Equity                                244,000             1,270,000
                                                               ------------          ------------

          TOTAL LIABILITIES AND
            STOCKHOLDERS' EQUITY                               $ 18,827,000          $ 17,194,000
                                                               ============          ============

          See accompanying notes to consolidated financial statements.

                      LUCILLE FARMS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                FOR THE YEARS ENDED MARCH 31, 2002, 2001 AND 2000

                                                   2002                  2001                  2000
                                               ------------          ------------          ------------
Sales                                          $ 44,915,000          $ 41,374,000          $ 42,810,000

Cost of sales                                    43,897,000            40,448,000            41,019,000
                                               ------------          ------------          ------------

Gross profit                                      1,018,000               926,000             1,791,000
                                               ------------          ------------          ------------
Other expense (income):
     Selling                                        728,000               856,000               648,000
     General and administration                     944,000               716,000               644,000
     Other income                                                                              (256,000)
     Interest income                                (12,000)              (12,000)              (15,000)
     Interest expense                               896,000               841,000               691,000
                                               ------------          ------------          ------------
          Total other expense (income)            2,556,000             2,401,000             1,712,000
                                               ------------          ------------          ------------
Income (loss) before income taxes                (1,538,000)           (1,475,000)               79,000

Provision for income taxes                            2,000                 2,000                 8,000
                                               ------------          ------------          ------------

Net Income (Loss)                              $ (1,540,000)         $ (1,477,000)         $     71,000
                                               ============          ============          ============

Net Income (Loss) per share:
     Basic                                     $      (0.52)         $      (0.50)         $       0.02
                                               ============          ============          ============
     Diluted                                   $      (0.52)         $      (0.50)         $       0.02
                                               ============          ============          ============

Weighted average shares outstanding
     used to compute net income (loss)
     per share:
     Basic                                        2,961,392             2,971,342             2,971,342
                                               ============          ============          ============
     Diluted                                      2,961,392             2,971,342             2,956,817
                                               ============          ============          ============

          See accompanying notes to consolidated financial statements.

                      LUCILLE FARMS, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                FOR THE YEARS ENDED MARCH 31, 2002, 2001 AND 2000

                                      Preferred Stock              Common Stock          Additional
                                   Shares        Amount         Shares       Amount   Paid-in capital
                                 ----------   -----------     ---------   -----------   -----------
Balance, March 31, 1999                       $               3,021,342   $     3,000   $ 4,438,000

Net income
                                 ----------   -----------     ---------   -----------   -----------
Balance, March 31, 2000                                       3,021,342         3,000     4,438,000

Net loss

Issuance of warrants                                                                         10,000
                                 ----------   -----------     ---------   -----------   -----------

Balance, March 31, 2001                                       3,021,342         3,000     4,448,000

Preferred stock issued                  216       540,000

Net loss

Issue of options for services                                                                14,000

Purchase of treasury stock
                                 ----------   -----------     ---------   -----------   -----------

Balance, March 31, 2002                 216   $   540,000     3,021,342   $     3,000   $ 4,462,000
                                 ==========   ===========     =========   ===========   ===========

                                Accumulated          Treasury Stock
                                  Deficit          Shares      Amount          Total
                                -----------       --------   -----------    -----------
Balance, March 31, 1999         $(1,650,000)        50,000   $  (125,000)   $ 2,666,000

Net income                           71,000                                      71,000
                                -----------       --------   -----------    -----------

Balance, March 31, 2000          (1,579,000)        50,000      (125,000)     2,737,000

Net loss                         (1,477,000)                                 (1,477,000)

Issuance of warrants                                                             10,000
                                -----------       --------   -----------    -----------

Balance, March 31, 2001          (3,056,000)        50,000      (125,000)     1,270,000

Preferred stock issued                                                          540,000

Net loss                         (1,540,000)                                 (1,540,000)

Issue of options for services                                                    14,000

Purchase of treasury stock                          19,900       (40,000)       (40,000)
                                -----------       --------   -----------    -----------

Balance, March 31, 2002         $(4,596,000)        69,900   $  (165,000)   $   244,000
                                ===========       ========   ===========    ===========

          See accompanying notes to consolidated financial statements.

                      LUCILLE FARMS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                FOR THE YEARS ENDED MARCH 31, 2002, 2001 AND 2000

                                                                     2002           2001           2000
                                                                 -----------    -----------    -----------
Cash Flows from Operating Activities:
     Net income (loss)                                           $(1,540,000)   $(1,477,000)   $    71,000
Adjustments to reconcile net income (loss)
     to net cash provided (used) by operating activities:
       Depreciation and amortization                                 741,000        619,000        570,000
       Provision for doubtful accounts                                12,000         78,000         52,000
       Non-cash compensation                                          14,000         10,000
     (Increase) decrease in assets:
       Accounts receivable                                           914,000     (1,570,000)       444,000
       Inventories                                                (1,006,000)        12,000       (390,000)
       Prepaid expense and other current assets                      (44,000)       (12,000)        36,000
       Other assets                                                  (21,000)        (3,000)        58,000
     Increase (decrease) in liabilities:
       Accounts payable                                            1,309,000      1,959,000       (767,000)
       Accrued expenses                                               (6,000)        83,000        (64,000)
                                                                 -----------    -----------    -----------
Net cash provided (used) by operating activities                     373,000       (301,000)        10,000
                                                                 -----------    -----------    -----------
Cash Flows from Investing Activities:
     (Increase) repayment of officers' loans                          (8,000)        11,000         (5,000)
     Purchase of property, plant and equipment                    (1,673,000)    (1,146,000)    (1,199,000)
                                                                 -----------    -----------    -----------
Net cash used by investing activities                             (1,681,000)    (1,135,000)    (1,204,000)
                                                                 -----------    -----------    -----------
Cash Flows from Financing Activities:
     Proceeds from (repayments of) revolving credit loan - net      (523,000)     1,150,000       (183,000)
     Proceeds from long-term debt                                  2,000,000        204,000
     Principal payments of long-term debt                           (183,000)      (147,000)      (100,000)
     Increase in loan costs                                          (23,000)        (6,000)
                                                                 -----------    -----------    -----------
Net cash provided (used) by financing activities                   1,271,000      1,201,000       (283,000)
                                                                 -----------    -----------    -----------
Net decrease in cash and cash equivalents                            (37,000)      (235,000)    (1,477,000)

Cash and cash equivalents - beginning                                212,000        447,000      1,924,000
                                                                 -----------    -----------    -----------
CASH AND CASH EQUIVALENTS -
     ENDING                                                      $   175,000    $   212,000    $   447,000
                                                                 ===========    ===========    ===========

SUPPLEMENTAL DISCLOSURE OF
     CASH FLOW INFORMATION:
     Cash paid for:
       Interest                                                  $   850,000    $   819,000    $   681,000
       Income taxes                                                    2,000          5,000          8,000
     Additions to property, plant and
       equipment acquired by debt issue                                             142,000         96,000
     Additions to property, plant and
       equipment acquired by preferred stock issue                   540,000
     Treasury stock acquired in settlement of loan                    40,000

          See accompanying notes to consolidated financial statements.

                      LUCILLE FARMS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Business Activity

Lucille Farms, Inc. and Subsidiaries (the "Company") is engaged in the manufacture and marketing of a variety of cheese products which are sold primarily to retailers through independent distributors. The Company's cheese products are commodity items and as such the Company is unable to predict pricing trends that may have a significant effect on its operations. Regulatory factors affect the Company's milk suppliers, such as dairy subsidies and price supports, which may have an effect on the Company's raw material cost, but the impact cannot be predicted.

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

Statement of Cash Flows

For purposes of the consolidated statements of cash flows, the Company considers temporary investments with a maturity of three months or less to be cash equivalents.

Revenue Recognition

Revenues are recognized at the time products are shipped to the customer. Allowances are made for estimated returns and allowances. Sales of whey, $3,082,000, $2,392,000 and $1,752,000 for 2002, 2001 and 2000, respectively, are also recognized at time of shipment to customers.

Advertising

Advertising is expensed as incurred. Advertising expense was $15,000, $14,000 and $16,000 for 2002, 2001 and 2000, respectively.

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

Deferred Loan Costs

Costs of obtaining a mortgage and term facilities were deferred and are being amortized on a straight-line basis over the term of the loans.

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

Earnings per Share

Basic earnings per share is computed by dividing net earnings available to common shareholders by the weighted average common shares outstanding for the period. Diluted earnings per share is computed by dividing net earnings available to common shareholders by the weighted average common shares outstanding adjusted for the dilutive effect of options granted under the Company's stock option plans. Basic and diluted earnings per share were the same for 2002 and 2001 since options and warrants were not included in the calculation because their effect would have been antidilutive. Conversion of preferred stock was not taken into consideration since the effect would be antidilutive. The dilution for 2000 is due to the net incremental effect of options of 14,525 shares.

Accounting for Stock-Based Compensation

The Company follows the fair value disclosure requirements of SFAS No. 123, "Accounting for Stock-Based Compensation." As permitted by SFAS No. 123, the Company did not change the method of accounting for its employee stock compensation plans under the intrinsic method. See Note 13 for the fair value disclosures required under SFAS No. 123.

New Accounting Pronouncements

The Company adopts new accounting pronouncements as they become effective. There are presently no new pronouncements or recently adopted pronouncements that will have or have had a material impact on the financial statements.

Reclassifications

Certain reclassifications have been made to the prior years' financial statements to conform to the current year presentation. These reclassifications had no effect on previously reported results of operations or accumulated deficit.

NOTE 2 - ACCOUNTS RECEIVABLE

The Company has entered into a revolving credit facility with a bank whereby it has pledged all of its accounts receivable as collateral (Note 6).

NOTE 3 - INVENTORIES Inventories consist of the following:

                                           March 31, 2002   March 31, 2001
                                           --------------   --------------

         Finished goods                       $2,244,000     $1,011,000
         Raw materials                           281,000        617,000
         Supplies and packaging                  644,000        535,000
                                              ----------     ----------
                                              $3,169,000     $2,163,000
                                              ==========     ==========

Inventories are pledged as collateral under a revolving credit facility with a bank (Note 6).

                      LUCILLE FARMS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4 - PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consists of the following:

                                         March 31, 2002    March 31, 2001
                                         --------------    --------------

         Land                              $    25,000      $    25,000
         Plant                               4,649,000        4,616,000
         Equipment                          10,191,000        8,019,000
         Whey facility                       2,124,000        2,116,000
                                           -----------      -----------
                                            16,989,000       14,776,000
         Less: accumulated
         depreciation and
         amortization                        6,486,000        5,765,000
                                           -----------      -----------
                                           $10,503,000      $ 9,011,000
                                           ===========      ===========

Included in property, plant and equipment at March 31, 2002 is capitalized interest of $141,000 and capitalized labor of $129,000. Interest of $20,000 and labor of $33,000 was capitalized for the year ended March 31, 2002. Interest of $12,000 and labor of $11,000 was capitalized for the year ended March 31, 2001. Interest of $3,000 and labor of $24,000 was capitalized for the year ended March 31, 2000.

NOTE 5 - DUE FROM OFFICERS

Amounts due from officers reflect advances and loans which effective June 1, 1992 were converted to by promissory notes bearing interest at 9% per annum. Interest is payable annually thereafter, with the principal originally due on June 1, 2000. Extended to June 1, 2003. $11,000 was included in operations as interest income for each of the years ended March 31, 2002, 2001 and 2000, respectively. During 2002, $39,800 of the debt was repaid by the Company acquiring shares of its common stock as settlement.

NOTE 6 - REVOLVING CREDIT LOAN

The Company has available a $5,000,000 revolving credit facility at March 31, 2002 that was to expire on June 1, 2002. The bank has extended the loan's maturity to September 1, 2002 at which time the outstanding principal is due. The rate of interest on amounts borrowed against the revolving credit facility is based upon the New York prime rate plus 1% (5.75% at March 31, 2002 and 9% at March 31, 2001). Advances under this facility are limited to 50% of inventory (with a cap on inventory borrowings of $1,000,000) and 80% of receivables as defined in the agreement. The commitment contains various restrictive covenants the most significant of which relates to limitations on capital expenditures ($1,000,000 annually without bank consent). In addition, the Company is required to generate an increase in its dollar amount of net worth annually. The Company is not in compliance with the covenants and it is seeking alternative financing to replace this loan. Should the Company not be able to secure alternative financing by the extended due date it will request an additional extension of the loan's due date. However, there is no assurance that such financing can be secured or the extension granted. Failure to secure such financing can have a significant negative effect on the Company's liquidity (See Note 15).

This loan is secured by substantially all of the Company's assets.

                      LUCILLE FARMS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 7 - LONG-TERM DEBT

Long-term debt consists of the following:

                                                                                      March 31, 2002  March 31, 2001
                                                                                      --------------  --------------
Term loan with a bank dated February 8, 1999, secured by real estate and equipment, payable monthly at $37,561 including interest at 9.75% for 20 years
maturing February 8, 2019                                                                $3,738,000     $3,814,000

Term loan with a bank dated February 8, 1999 secured by real estate and equipment, payable monthly at $10,051 including interest at 10.75% for 20 years
maturing February 8, 2019                                                                   940,000        958,000

Loan payable to bank due in annual installment of $500,000 beginning May 1,
2003. The loan, collateralized by the Company's plant and equipment, bears interest at 1% above the bank's national variable rate (5.75% at March 31,
2002). Interest is payable monthly                                                        2,000,000

Equipment notes payable in monthly installments ranging from $972 to $3,006, including interest at rates of 9.75% to 11%, through September 2005. The notes are collateralized by equipment with a net book value of $314,000 at March 31,
2001                                                                                        236,000        296,000

Discounted obligations under capital leases (Note 9)                                         58,000         86,000
                                                                                         ----------     ----------
                                                                                          6,972,000      5,154,000
Less: current portion                                                                       201,000        171,000
                                                                                         ----------     ----------

TOTAL                                                                                    $6,771,000     $4,983,000
                                                                                         ==========     ==========

As of March 31, 2001 long-term debt matures as follows:
                                                             2003                        $  201,000
                                                             2004                           725,000
                                                             2005                           711,000
                                                             2006                           675,000
                                                             2007                           664,000
                                                        2008 and thereafter               3,996,000
                                                                                         ----------
                                                                                         $6,972,000

Virtually all of the Company's property, plant and equipment are pledged as collateral for these obligations.

                      LUCILLE FARMS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8 - INCOME TAXES

Temporary differences and carryforwards which give rise to deferred tax assets and liabilities are as follows:

                                         March 31, 2002           March 31, 2001
                                  --------------------------   ------------------------
                                                  Deferred                   Deferred
                                    Deferred         Tax        Deferred        Tax
                                   Tax Asset      Liability     Tax Asset     Liability
                                  -----------    -----------   -----------    ---------
Depreciation                      $              $   659,000   $              $ 598,000
Provision for doubtful accounts        54,000                       50,000
Reserve for compensated
 absences                              18,000                       21,000
Operating loss carryforwards        2,536,000                    1,878,000
Contribution carryforwards              2,000                        2,000
                                  -----------    -----------   -----------    ---------
                                    2,610,000        659,000     1,951,000      598,000
Valuation allowance                (1,951,000)                  (1,353,000)
                                  -----------    -----------   -----------    ---------
                                  $   659,000    $   659,000   $   598,000    $ 598,000
                                  ===========    ===========   ===========    =========

The net change in the valuation allowance for the periods presented were as follows:
                                                            March 31,
                                                 -------------------------------
                                                   2002        2001        2000
                                                 --------    --------    -------
Valuation allowance increase                     $598,000    $486,000    $65,000

The provision for income taxes represents the provision for minimum state taxes, with the tax benefits of loss carryforwards being offset by increases or decreases in the valuation allowance.

The provision for income taxes is different than the amount computed using the United States Federal Statutory income tax rate for the reasons set forth below:

                                                                     Years Ended March 31,
                                                                     --------------------
                                                              2002           2001           2000
                                                           ----------     ----------     ----------
         Expected tax at U.S. Statutory Rate                    (34.0)%        (34.0)%         30.0%
         State and local income taxes                              .1             .1            1.2
         Permanent differences and other                         (4.9)            .3         (104.0)
         Valuation allowance for operating loss
           carryforwards                                         38.9           33.7           82.9
                                                           ----------     ----------     ----------
                                                                   .1 %           .1 %          10.1%
                                                           ==========     ==========     ==========

Included in other in 2000 is the reduction of income of $256,000 of life insurance proceeds which is not taxable.

Operating loss carryforwards totaled $6,673,000 as of March 31, 2002 and expire on March 31, of the following years:

        2010                       $   77,000
        2012                          913,000
        2013                        2,122,000
        2015                          268,000
        2016                        1,562,000
        2017                        1,731,000
                                   ----------
        Total                      $6,673,000
                                   ==========

                      LUCILLE FARMS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9 - LEASE COMMITMENTS

The Company leases automobiles for three of its officers under lease arrangements classified as operating leases. The leases expire in October 2002, December 2002 and January 2003. Rent expense was approximately $20,000, $19,000 and $18,000 in the year ended March 31, 2002, 2001 and 2000, respectively. Future minimum payments under the leases are approximately $14,000 at March 31, 2002.

On December 20, 1994 the Company began leasing waste water purification equipment under leasing arrangements classified as an operating lease. The monthly lease payments are $3,870 for a period of 60 months. Leasing expense was $23, 000 for the year ended March 31, 2000. The Company exercised its option to purchase the equipment during the year ended March 31, 2000. In addition, the Company leases some equipment under operating leases expiring through January 2004. Minimum monthly lease payments under these leases total $1,000. Minimum annual lease payments are $11,000 for the year ending March 31, 2003 and $4,000 for the year ending March 31, 2004.

The Company also leases some equipment under a lease that includes an option to purchase the equipment at the end of the lease term. Capital lease property of $128,000 less accumulated depreciation of $32,000 is included in property, plant and equipment at March 31, 2002.

Future minimum lease payments under capital leases are as follows:

         2003                                                   $35,000
         2004                                                    35,000
         2005                                                     9,000
                                                                -------
         Total minimum lease payments                            79,000
         Less amount representing interest                       21,000
                                                                -------
         Present value of net minimum payments                   58,000
         Less: current portion                                   27,000
                                                                -------
         Long-term obligation                                   $31,000
                                                                =======

NOTE 10 - RELATED PARTY TRANSACTIONS

The Company leases a parcel of land adjacent to the facility. This parcel is owned by three of its stockholders. The space is used as an employee parking lot and its use was required in conjunction with the construction of the new whey drying facility. The ten- year lease term carries a monthly rental of $750 during the first five years and $900 during the remaining five years. Rent expense for the years ended March 31, 2002, 2001 and 2000 was $9,000 in each of the years. This lease has a purchase option to purchase at fair market value at the end of the ten-year period. This lease was assigned to the bank in conjunction with the whey plant financing.

The Company leases space for its executive offices at $1,200 per month from three of its stockholders on a month-to-month basis. Rent expense was approximately $14,000 for each of the years ended March 31, 2002, 2001 and 2000.

The Company also leases an additional 900 square feet for $750 monthly on a month-to- month basis. These premises are owned by three of its stockholders. This space is primarily used for the Company's marketing operations. Rent expense was $9,000 for each of the years ended March 31, 2002, 2001 and 2000.

The Company purchased raw materials of $615,000 from an entity affiliated with Dr. Mali Reddy, a former Company director during the period he was a director in 2002.

                      LUCILLE FARMS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

In June 2001 the Company entered into an agreement to purchase plant equipment with preferred stock. In connection therewith, the Company issued 216 shares of Series A Convertible Redeemable Preferred Stock with a face value of $540,000. The stock can be converted into 216,000 shares of common stock at $2.50 per share. Preferred stock has no rights as to dividends or voting. There is a liquidation preference at face value and the Company can redeem the preferred stock at face value under certain defined conditions.

NOTE 12 - SIGNIFICANT CUSTOMERS

During the year ended March 31, 2002, no one customer accounted for 10% or more of revenue. In the years ended March 31, 2001 and 2000, one customer accounted for approximately 10% and 11% of sales, respectively.

NOTE 13 - FAIR VALUE AND CREDIT RISK

The Company does not use any derivatives and its financial instruments are generally cash deposits, accounts receivable and debt. The Company's debt carries interest at market rates and the Company believes that the fair value of these instruments approximates the carrying value.

The Company provides credit to customers on an unsecured basis after evaluating customer credit worthiness. Since the Company sells to a broad range of customers with a wide geographical dispersion, concentrations of credit risk are limited. in addition, the Company provides a reserve for bad debts for accounts receivable, which are potentially uncollectable.

The Company maintains cash accounts with several major financial institutions none of which exceeds insured limits at March 31, 2002.

NOTE 14 - OTHER EVENTS

a.   Employment Agreements

During the year ended March 31, 2001 the Company engaged a new employee under an agreement expiring in August 2002. The agreement requires an annual salary of $100,000 plus a bonus. The employee was terminated during 2002. There are no other employment agreements.

                      LUCILLE FARMS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 14 - OTHER EVENTS (CONTINUED)

b.   1993 Stock Option Plan

On April 1, 1993 the Company adopted its 1993 Stock Option Plan. An aggregate of 200,000 shares of Common Stock were reserved for issuance upon exercise of options which may be granted from time to time in accordance with the plan. The aggregate shares reserved was increased to 500,000 in 2001. Options may be granted to employees, including officers, directors, consultants and advisors. Options shall be designated as either Incentive Stock Options or Non-Incentive Stock Options being issued at a purchase price of not less than 100% (110% in case of optionees who own more than 10% of the voting power of all classes of stock of the Company) of fair market value of the Common Stock on the date the option is granted. In April 1995, options to purchase 10,000 shares were granted to each of two employees at an exercise price of $3.625. The options shall expire on April 4, 2005. In May 1996, options to purchase 50,000 shares were granted to a newly hired employee at an exercise price of $4.00. These options vest and are exercisable ratably over a five year period beginning one year from date of employment, and expire April 1, 2003. In January 1998, options to purchase 25,000 shares were granted to a director of the Company in his capacity as consultant at an exercise price of $1.50 per share. The options expire on January 2008 and vest to the extent of 5,000 shares on date of issue and 5,000 shares on each of the next four anniversary dates. On March 1, 1999 the Company granted an option to a consultant to purchase 7,500 shares of common stock at $4.00 per share for a period of three years. During the year ended March 31, 2000 the agreement was terminated and the options canceled. On August 14, 2000 the Company granted an option to an employee to purchase 150,000 share of common stock at $3.9375 per share for a period of ten years. The options vest to the extent of 30,000 shares on the date of issue and 30,000 shares on each of the next four anniversary dates thereof. The employment was terminated in 2001 and the options cancelled. In June, 2001 the Company issued options for consulting services and for a directorship. The ten year options were for 5,000 shares each with an exercise price at the fair market value on the date of grant of $1.80 and $1.84 and were valued as determined using the Black Scholes option-pricing model for a total of $13,695. The options were fully vested during 2002. The per share fair value of stock options granted was $1.39 and $1.35 in 2002 and $2.87 in 2001. The per share value of warrants granted during the year ended March 31, 2001 was $1.29. All values calculated, on the date of grant using the Black Scholes option-pricing model with the following assumptions:

                                            March 31, 2001            March 31, 2002
                                      ----------------------       ----------------------
                                      Options       Warrants       Options        Options
                                      --------       -------       --------      --------
    Expected dividend yield               -0-%          -0-%           -0-%          -0-%
    Risk free interest rate               5.0%          5.0%           5.0%          5.0%
    Expected stock volatility            58.6%         59.4%          62.4%        62. 6%
    Expected option life              10 years       2 years       10 years      10 years

The Company applies APB Opinion No. 25 in accounting for options issued under its Plan, and accordingly, no compensation costs has been recognized in the financial statements for its stock options which have an exercise price equal to the fair value of the stock on the date of the grant. Had the Company determined compensation cost based on the fair value at the grant date for its stock options and warrants under SFAS No. 123, the Company's net income would have been reduced to the pro forma amounts indicated below:

                                                       Years Ended March 31,
                                          -----------------------------------------------
                                               2002             2001             2000
                                          -------------    -------------    -------------
         Net income (loss):
         As reported                        $(1,540,000)     $(1,477,000)   $      71,000
         Pro forma                          $(1,546,000)     $(1,572,000)   $      49,000

         Net earnings (loss) per share:
         As reported                        $      (.52)     $      (.50)   $         .02
         Pro forma                          $      (.52)     $      (.53)   $         .02

                      LUCILLE FARMS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 14 - OTHER EVENTS (CONTINUED)

b.   1993 Stock Option Plan (Continued)

The full impact of calculating compensation cost for stock options under SFAS No. 123 is not reflected in the pro forma net income amounts presented above because compensation cost is reflected over the options' vesting period.

Stock options are summarized as follows:

                              Exercise price            2002              2001              2000
                              ---------------        ---------          --------           -------
Outstanding - beginning       $ 1.50 to $4.00          245,000            95,000           102,500
Issued                        1.80 and 3.9375           10,000           150,000
Terminated                    3.9375 and 4.00          150,000                               7,500
                                                     ---------          --------           -------
Outstanding - ending          $ 1.50 to $4.00          105,000           245,000            95,500
                                                     =========          ========           =======

At March 31, 2002 options for 105,000 shares were exercisable at a weighted average exercise price of $3.13.

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

c.   Purchase of Stock

In April of 1996 the Company purchased 50,000 share of its common stock for cash at a total cost of $125,000 from one of its former officers. In February of 1999, the Company purchased and retired 31,158 shares of its common stock for cash at a total cost of $74,000. Effective October 1, 2001, the Company acquired 19,900 shares of its common stock , valued at $2 per share, in payment of a loan due from one of its shareholders.

                      LUCILLE FARMS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 14 - OTHER EVENTS (CONTINUED)

d.   Preferred Share Purchase Rights

On June 2, 1997, the Board of Directors declared a dividend distribution of one preferred share purchase right on each outstanding share of common stock. The rights will be exercisable only if a person or group acquires 20% or more of the Company's common stock or announces a tender offer the consummation of which would result in ownership by a person or group of 20% or more of the common stock. Each right will entitle stockholders to buy one one-hundredth of a share of a new series of preferred stock at an exercise price of $8.00. In the event of an acquisition, merger, or other business combination transaction after a person has acquired 20% or more of the Company's outstanding common stock, each right will entitle its holder to purchase, at the right's then-current exercise price, a number of the acquiring company's common shares having a market value of twice such price. In addition, if a person or group acquires 20% or more of Company's outstanding common stock, each right will entitle its holder (other than such person or members of such group) to purchase, at the right's then-current price, a number of the Company's common shares having a market value of twice such price. Following the acquisition by a person or group of beneficial ownership of 20% or more of the Company's common stock and prior to an acquisition of 50% or more of the common stock, the Board of Directors may exchange the rights (other than rights owned by such person or group), in whole or in part, at an exchange ratio of one share of common stock (or approximately one one-hundredth of a share of the new series of junior participating preferred stock) per right. Prior to the acquisition by a person or group of beneficial ownership 20% or more of the Company's common stock, the rights are redeemable for one tenth of one cent per right at the option of the Board of Directors. In May 2002 the Board of Directors amended the rights agreement to exclude the financing with St. Albans Cooperative Creamery, Inc. and to provide for the expiration of the rights upon consummation of the financing.

NOTE 15 - RESTRUCTURING

The Company has incurred significant losses in the last two years, has a deficiency in working capital at March 31, 2002, has substantially reduced its stockholders' equity and has incurred substantial additional debt. The bank, which had granted the Company a revolving credit line for many years, has decided not to renew the line due to the aforementioned items past the extended maturity of September 1, 2002.

In addition, the Company did not meet the capital requirement for listing of its shares by NASDAQ and has been given a conditional listing as of June 12, 2002 until it has met the listing requirements.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. Management's plans for improvement are described below including the agreement with St. Albans which became effective in May 2002. There can be no assurance that these measures will be successful.

                      LUCILLE FARMS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 15 - RESTRUCTURING (CONTINUED)

In an effort to improve its financial position and retain its NASDAQ listing the Company entered into an agreement, as of May 16, 2002, with St. Albans Cooperative Creamery, Inc. ("St. Albans"), the Company's primary supplier of raw materials, pursuant to which St. Albans has (i) converted $1,000,000 of accounts payable that the Company currently owes into 333,333 share of the Company's common stock, (ii) converted $3,500,000 of accounts payable that the Company currently owes into (A) preferred stock convertible into 583,333 shares of common stock, which preferred stock (1) automatically converts into such number of shares of common stock if the common stock is $8 or higher for thirty consecutive trading days, and (2) may be redeemed by the Company for $3,500,000, and (B) a ten-year warrant to purchase 583,333 shares of common stock (subject to adjustment under certain circumstances to a maximum of 1,416,667 shares of common stock) at $.01 per share, which warrant (1) may not be exercised for a period of three-years, (2) terminates if, during such three-year period, the Company's common stock is $8 or higher for thirty consecutive trading days, and
(3) in the event the Company's common stock is not $8 or higher for thirty consecutive trading days during such three-year period, may only be exercised on the same basis percentage wise as the preferred shares are converted, (iii) converted an additional $1,000,000 of accounts payable the Company currently owes to St. Albans into a convertible promissory note, bearing interest at the applicable federal rate (4.99%) at the note's inception, due on April 14, 2005, which note is convertible into common stock at $6 per share at any time by St. Albans and, at the Company's option, automatically shall be converted into common stock at $6 per share if the common stock is $8 or higher for a period of 30 consecutive trading days, and (iv) provided the Company with a pricing structure for milk and milk by-products, for a minimum of one-year and a maximum of four-years (subject to renegotiation at the expiration of the applicable period), designed to produce profitability for the Company.

Although there can be no assurance, management of the Company is of the opinion that as a result of this agreement it will be able to replace or renew the revolving credit line.

The Company incurred costs of $125,000 in connection with the St. Albans agreement of which $25,000 will be settled by the issuance of 500,000 warrants to purchase common stock at $3 per share. The net effect of $100,000 will be offset against additional paid-in capital.

                      LUCILLE FARMS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 15 - RESTRUCTURING (CONTINUED)

The pro forma balance sheet reflects the adjustments as if the above had been in force at March 31, 2002 as follows:

                                                                               Pro forma
                                                              Historical       adjustments       Pro forma
                                                             ------------      ----------      ------------
                             ASSETS
Current assets:
      Cash                                                   $    175,000      $               $    175,000
      Accounts receivable, net                                  3,688,000                         3,688,000
      Inventories                                               3,169,000                         3,169,000
      Other current assets                                        236,000                           236,000
                                                             ------------      ----------      ------------
                 Total current assets                           7,268,000                         7,268,000
Property, plant and equipment                                  10,503,000                        10,503,000
Other assets                                                    1,056,000                         1,056,000
                                                             ------------      ----------      ------------

                 TOTAL ASSETS                                $ 18,827,000      $               $ 18,827,000
                                                             ============      ==========      ============

                LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
      Revolving credit loan                                  $  3,744,000      $               $  3,744,000
                                                                                1,000,000(iii)
                                                                                1,000,000(i)
      Accounts payable                                          6,824,000       3,500,000(ii)     1,324,000
      Current portion of long-term debt                           201,000                           201,000
      Accrued expenses                                            384,000        (100,000)(a)       484,000
                                                             ------------      ----------      ------------
                 Total current liabilities                     11,153,000       5,400,000         5,753,000
      Long-term liabilities:
      Long-term debt, less current portion                      6,771,000      (1,000,000)(i)     7,771,000
      Deferred income taxes                                       659,000                           659,000
                                                             ------------      ----------      ------------
                 Total liabilities                             18,583,000       4,400,000        14,183,000
                                                             ------------      ----------      ------------
Stockholders' equity:
      Preferred stock                                             540,000      (3,500,000)(i)     4,040,000
      Common stock                                                  3,000                             3,000
                                                                               (1,000,000)(i)
      Additional paid-in capital                                4,462,000         100,000(a)      5,362,000
      Accumulated deficit                                      (4,596,000)                       (4,596,000)
      Treasury stock                                             (165,000)                         (165,000)
                                                             ------------      ----------      ------------
                 Total stockholders' equity                       244,000      (4,400,000)        4,644,000
                                                             ------------      ----------      ------------
                 TOTAL LIABLILITES AND
                 STOCKHOLDERS' EQUITY                        $ 18,827,000      $               $ 18,827,000
                                                             ============      ==========      ============

Adjustments (i) through (iii) relate to the items listed in the St. Albans agreement and adjustment (a) relates to the costs of obtaining the agreement as noted above.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

                                 NOT APPLICABLE

                                    PART III

ITEM  10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The directors and executive officers of the Company as of June 24, 2002 are as follows:

             Name       Age         Present office or Position
             ----       ---         --------------------------

Gennaro Falivene         72      Chairman of the Board of Directors
                                   and Executive Vice President-Quality Control

Alfonso Falivene         60      Director, President and Chief Executive Officer

David McCarty            46      Vice President-Sales and Marketing

Stephen M. Katz          67      Director, Vice-President-Finance and
                                   Administration, Chief Financial Officer
                                   and Secretary

Howard S. Breslow        62      Director

Jay M. Rosengarten       57      Director

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

Mr. Stephen M. Katz has been a director of the Company, its Vice
President-Finance and Administration and Chief Financial Officer and Secretary since April 1993. Mr. Katz was a partner in the certified public accounting firm of Drogin & Katz, a position he held since 1970. Drogin & Katz was the company's accounting firm from 1973 to March 1993. Mr. Katz is a certified public accountant licensed in New York.

Mr. Howard S. Breslow has been a director of the Company since April 1993. He has been a practicing attorney in New York for more than 35 years and has been a member of the law firm of Breslow & Walker, LLP New York, New York for more than 30 years, which firm is counsel to the Company. Mr. Breslow currently serves as a director of Cryomedical Sciences, Inc., a publicly-held company engaged in the research, development and sale of products for use in low temperature medicine, Vikonics, Inc., a non-operating publicly-held company formerly engaged in the design and sale of computer-based security systems, and Excel Technology, Inc., a publicly-held company engaged in the development and sale of laser products.

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

Section 16A Benefical Ownership Reporting Compliance

The Company is not aware of any late filings of, or failure to file, the reports required by Section 16(a) of the Securities Exchange Act of 1934, as amended, except that Dr. Mali Reddy did not file Form 3 and Form 5.

ITEM  11. EXECUTIVE COMPENSATION

The following table sets forth certain information regarding compensation paid by the Company during each of the Company's last three fiscal years to the Company's Chief Executive Officer and to each of the Company's executive officers (other than the Chief Executive Officer) who received salary and bonus payments in excess of $100,000 during the year ended March 31, 2002. None of such persons owns, or ever has been granted, stock options of the Company.

                           SUMMARY COMPENSATION TABLE


                                                        Annual Compensation
                                              --------------------------------------------
Name and Principal                   Fiscal                               Other Annual
Positions                             Year      Salary       Bonus        Compensation (1)
------------------                    ----      ------       -----        ----------------
Alfonso Falivene                      2002     $106,000        --               $9,000
President and Chief                   2001      106,000        --                9,000
Executive Officer                     2000      110,000        --                9,000

Gennaro Falivene                      2002      106,000        --                7,000
Executive Vice                        2001      106,000        --                5,000
President -- Quality                  2000      108,000                          5,000
Control


(1) Represents automobile allowances and/or automobile lease payments for the benefit of such employee.

Employment Agreements

Effective April 1, 2002, there are no employment agreements in effect.

Compensation of Directors

The Company has not compensated its directors for their services in such capacity.

Compensation Committee Interlocks and Insider Participation

During the year ended March 31, 2002, Messrs. Alfonso Falivene, Gennaro Falivene, and Stephen Katz were each officers of the Company as well as directors of the Company who participated in deliberations of the Company's Board of Directors concerning executive officer compensation. Reference is made to Item 13 "Certain Relationships and Related Transactions".

                             STOCK PERFORMANCE GRAPH

The information required by this item is incorporated by reference from the information to be provided in the Company's definitive proxy statement, which statement is anticipated to be file within 120 days of the end of the fiscal year to which this report relates.

ITEM  12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

The following table, as of June 24, 2002, sets forth certain information regarding beneficial ownership of common stock and preferred stock by (i) all persons known by the Company to be the beneficial owner of more than 5% of the Company's outstanding voting stock, (ii) each director of the Company, (iii) each Named Executive Officers and all executive officers and directors of the Company as a group. Unless expressly indicated otherwise, each stockholder exercises sole voting and investment power with respect to the shares beneficially owned.



           Name (and Address of 5%                         Amount and Nature
           Owners)                                       of Beneficial Ownership              Percent of Class
                                                         -----------------------            --------------------
                                                                         Series B                      Series B
                                                       Common Stock     Prfd. Stock         Common    Pfd. Stock
                                                       ------------     -----------         ------    ----------

           Gennaro Falivene                               327,417                            10.0%
           Box 125
           Swanton, VT 05488

           Alfonso Falivene (1)                           464,917                            14.2%
           150 River Rd., P.O. Box 517
           Montville, NJ 07045

           The Estate of
           Philip Falivene                                200,017(8)                         6.1%
           Box 125
           Swanton, VT 05488

           Stephen Katz (2)                               85,750                             2.6%

           B&W Investment Associates                      693,799(3)                         18.3%
           c/o Breslow and Walker
           100 Jericho Quadrangle
           Jericho, NY 11753

           Howard S. Breslow                              693,799(3)                         18.3%
           100 Jericho Quadrangle
           Jericho, NY 11753

           David McCarty                                  81,250                             2.5%

           Jay M. Rosengarten                             25,000(4)                          *

           St. Albans Cooperative Creamery, Inc.          333,333(7)       583(6)            10.1%            100%
           140 Federal Street
           St. Albans, VT  05478


           All officers and
           directors as a group                           1,878,150(5)                       49.3%


Shares of Common Stock subject to options and warrants currently exercisable or exercisable within 60 days are deemed outstanding for computing the number of shares and the percentage of the outstanding shares held by a person holding such options and warrants, but are not deemed outstanding for computing the percentage of any other person. Except as indicated by footnote and subject to community property laws where applicable, the Company believes that the person named in the table has sole voting and investment power with respect to all shares shown as beneficially owned by them.

(1) Includes 7,500 shares owned by Mr. Falivene's wife and 20,000 shares owned by one of his children.
(2)      Includes 40,000 shares owned by Mr. Katz's wife.
(3) Represents all of the shares owned by B&W Investment Associates, a partnership of which Howard S. Breslow, a director of the Company, is a partner. Includes 500,000 shares issuable under outstanding warrants. See "Certain Relationships and Related Transactions".
(4)      Includes 25,000 shares issuable under outstanding options.
(5) Includes 25,000 shares issuable under outstanding options and 500,000 shares issuable under outstanding warrants.
(6) Convertible into 583,333 shares of Common Stock. See "-Liquidity and Capital Resources". St. Albans is entitled to vote, on an "as converted" basis, on all matters to which holders of Common Stock are entitled to vote.
(7) Excludes warrants convertible into 583,333 shares of Common Stock, which may not be exercised until May 16, 2005. See "-Liquidity and Capital Resources".
(8) Represents all of the shares owned by the Estate of Philip Falivene, of which Alfonso Falivene is executor.
*        Less than 1%

ITEM    13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

At March 31, 2002, Alfonso Falivene, Gennaro Falivene and the Estate of Philip Falivene each were indebted to the Company in the amount of $30,167, and $30,166 and $4,289, respectively. Such indebtedness is represented by promissory notes, dated as of June 1, 1992, with the principal due on June 1, 2000, which has been extended to June 1, 2003. The notes bear interest at the rate of 9% per annum, which interest is payable annually commencing June 1, 1994. The Company purchased 19,900 shares of Common Stock from the Estate of Philip Falivene, for $39,800, and used the proceeds in partial settlement of the loan due from the Estate.

The Company leases a parcel of land adjacent to its facility. This parcel is owned by Alfonso Falivene, Gennaro Falivene and the Estate of Philip Falivene. The space is used as an employee parking lot and its use was required in conjunction with the construction of the new Whey drying facility. The lease is for a ten year period. Rentals are $750 monthly for the first five years and $900 monthly for the additional five year period. Rent expense for the years ended March 31, 2002, 2001, and 2000, was $9,000, $9,000 and $9,000
respectively. This lease has a purchase option to purchase at fair market value at the end of the ten year period. This lease was assigned to the Bank in conjunction with the Whey Plant financing.

The Company leases a portion of its Montville, New Jersey offices from Messrs. Alfonso Falivene, Gennaro Falivene, and the Estate of Philip Falivene the joint owners of the office condominium unit. During the fiscal years ended March 31, 2000, 2001 and 2002, the Company paid approximately $14,000, $14,000 and $14,000, respectively, towards the rental of such offices. The Company currently pays $1,200 per month rent for such premises on a month--to-month basis. The Company also leases an additional 900 adjacent square feet for $750 monthly on a month--to--month basis. These premises are also owned by Messrs. Alfonso Falivene, Gennaro Falivene, and the Estate of Philip Falivene. This space is primarily used for marketing operations. Rent expense for this space was $9,000, $9,000 and $9,000, respectively, for the years ended March 31, 2000, 2001 and 2002.

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

The Company purchased raw materials of $615,000 from an entity affiliated with Dr. Mali Reddy, a former Company director, during the period he served as a director in fiscal 2002.

On June 10, 2002, B&W Investment Associates, a partnership of which Howard S. Breslow, a director of the Company, is a partner, purchased, for $25,000, a ten year warrant to purchase 500,000 shares of Common Stock at $3.00 per share. This transaction took place in connection with the conversion into equity and long term debt of outstanding accounts payable owed by the Company to St. Albans Cooperative Creamery, Inc. and the revision of the pricing structure for milk and milk by-products. See "-Liquidity and Capital Resources".

                      EQUITY COMPENSATION PLAN INFORMATION

Plan Category              Number of securities to be            Weighted average exercise          Number of securities remaining
                           issued  upon exercise of              price of outstanding options,      available for future issuance
                           outstanding options, warrants         warrants and rights                under equity compensation plans
                           and rights.                                                              (excluding securities reflected
                                                                                                    in column (a).
---------------------      ------------------------------        ------------------------------     -------------------------------
                                      (a)                                     (b)                              (c)
Equity compensation
plan approved by
shareholders                        105,000                                 $3.13                            395,000

Equity compensation
plan not approved by
shareholders                         15,000(1)                              $5.00                                  0


Total                               120,000                                 $3.36                            395,000


(1) In July 2000, the Company entered into a service agreement with an individual. As additional compensation under such agreement warrrants to purchase 15,000 shares of Common Stock were issued in lieu of additional cash compensation of $10,000. The warrants are exercisable for a period of two years with an exercise price of $5.00 per share. The warrants were valued at the value of the services provided of $10,000.

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

             INDEX TO EXHIBITS

Exhibit Number                      Document
--------------                      --------

3.1             Restated Certificate of Incorporation of the Company (1)

3.2             By-Laws of the company, as amended (1)

4.1             Specimen Common Stock Certificate (1)

4.2 Certificate of Designation of Series A Convertible Redeemable Preferred Stock of the Company. (7)

10.1            1993 Stock Option Plan (1)

10.2 Loan facility with Chittenden Bank, including Commitment Letter, dated April 30, 1996, Loan Agreement, dated June 13, 1996, and Promissory Notes, dated June 13, 1996, relating to short term working capital facility and capital expenditures line of credit
                (3) and amendment thereto dated June 11, 1997 (4)

10.3 Loan facility with First International Bank, N.A., including Collateral Assignments, Financial Condition Affidavits, Loan Agreements and Promissory Notes, dated February 8, 1999, Assignment of Contract Rights, Security Agreement, dated February 8, 1999, and Commercial Mortgage and Security Agreement, dated February 8, 1999.(5)

10.5 Loan facility with CoBANK, ACB including Single Advance Term Loan Supplement, dated May 23, 2001, Master Loan Agreement, dated May 23, 2001, Real Estate Mortgage, dated May 23, 2001, Security Agreement, dated May 23, 2001 and Continuing Guarantees, dated May 23, 2001. (7)

10.6 Production and Sales Agreement dated the 27 day of February 1998 with International Ingredient Corporation and amendment thereto dated June 12, 2001. (7)

10.7 Equipment Purchase Agreement dated June 12, 2001 with International Ingredient Corporation. (7)

21              List of subsidiaries of the Company (1)

23              Consent of Citrin Cooperman & Company, LLP


(1) Incorporated by reference to the Company's Registration Statement Form S-1, File No. 33-64868.
(2) Incorporated by reference to the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 1994.
(3) Incorporated by reference to the company's Annual Report on Form 10-K the fiscal year ended March 31, 1996.
(4) Incorporated by reference to the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 1997.
(5) Incorporated by reference to the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 1999.
(6) Incorporated by reference to the Company's Form 10Q-A for the quarterly period ended September 30, 2000.
(7) Incorporated by reference to the Company's Form 10-K for the fiscal year ended March 31, 2001.

SIGNATURES

         PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED.

                               LUCILLE FARMS, INC.

                               By:/s/Alfonso Falivene

                               Alfonso Falivene, President (Principal
                               Executive Officer)

                               By:/s/Stephen Katz

                               Stephen Katz, Vice President--Finance
                               and Administration (Principal Financial and
                               Accounting Officer)

Date: June 26, 2002
PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT AND IN THE CAPACITIES AND ON THE DATES INDICATED.

Signature                         Title                        Date
---------                         -----                        ----

/s/Gennaro Falivene             Director                  June 26, 2002

Gennaro Falivene

/s/Alfonso Falivene             Director                  June 26, 2002

Alfonso Falivene

/s/Stephen M. Katz              Director                  June 26, 2002

Stephen M. Katz

/s/Howard S. Breslow            Director                  June 26, 2002

Howard S. Breslow

/s/Jay M. Rosengarten           Director                  June 26, 2002

Jay M. Rosengarten