Form 10-K/A
period 2002-03-31
LUCILLE FARMS INC
filed 2002-07-29
CIK 908179

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K/A
[Mark One]

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [x] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of the voting stock held by non-affiliates of the Registrant was $3,245,130 based on the average bid and ask price as reported by NASDAQ on June 24, 2002. Shares held by each officer, director, and person who owns 10% or more of the Registrant's outstanding common stock have been excluded in that such persons may be deemed to be affiliates. The determination of affiliate status is not necessarily a conclusive determination for other purposes.

The number of shares of the Registrant's common stock outstanding as of June 24, 2002 was 3,284,775.


                       Documents Incorporated by Reference
                                      None

                                    PART III

                             Stock Performance Graph

The following chart compares the percentage change in the cumulative total stockholder return of the Common Stock during the period from March 31, 1997 through the fiscal year ended March 31, 2002 with the cumulative total return on the NASDAQ Composite Index and the Company Peer Group. The comparison assumes $100 was invested in the Common Stock on March 31, 1997, and in each of the stocks included in the NASDAQ Composite Index and the Company Peer Group.

                                [Chart Omitted]


                                     Legend

           CRSP Total Returns Index for:                03/1997   03/1998   03/1999   03/2000   03/2001   03/2002
           -----------------------------                -------   -------   -------   -------   -------   -------
            LUCILLE FARMS, INC.                          100.0      55.6     144.4    233.3      105.6      87.6

            Nasdaq Stock Market (US Companies)           100.0     151.6     204.8    380.4      152.2     153.3

            NASDAQ Stocks (SIC 5140-5149 US Companies)   100.0     184.6     164.8    139.3      195.4     258.5
            Groceries and Related Products

Notes:
      A The lines represent monthly index levels derived from compounded daily returns that include all dividends.
      B. The indexes are reweighted daily, using the market capitalization on the previous trading day.
      C. If the monthly interval, based on the fiscal year-end, is not a trading day, the preceding trading day is used.
      D.    The index level for all series was set to $100.0 on 03/31/1997.

SIGNATURES

         PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED.

                                      LUCILLE FARMS, INC.

                                      By: /s/ Alfonso Falivene
                                          ----------------------------------
                                      Alfonso Falivene, President (Principal
                                      Executive Officer)

                                      By:/s/ Stephen Katz
                                         -----------------------------------
                                      Stephen Katz, Vice President--Finance
                                      and Administration
                                          (Principal Financial and
                                           Accounting Officer

Date: July 25, 2002
PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT AND IN THE CAPACITIES AND ON THE DATES INDICATED.



Signature                                    Title                     Date
                                             -----                     ----

/s/ Alfonso Falivene                       Director               July 25,2002
----------------------------               --------               ------------
Alfonso Falivene

/s/ Stephen M. Katz                        Director               July 25,2002
----------------------------               --------               ------------
Stephen M. Katz

/s/  Howard S. Breslow                     Director               July 25,2002
----------------------------               --------               ------------
Howard S. Breslow

/s/ Jay M. Rosengarten                     Director               July 25,2002
----------------------------               --------               ------------
Jay M. Rosengarten

/s/ Leon Berthiaume                        Director               July 25,2002
----------------------------               --------               ------------
Leon Berthiaume

/s/ George Bell                            Director               July 25,2002
----------------------------               --------               ------------
George Bell

/s/ Ralph Singer                           Director               July 25,2002
----------------------------               --------               ------------
Ralph Singer