Form 10-Q
period 2002-06-30
LUCILLE FARMS INC
filed 2002-08-13
CIK 908179

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

          (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                      SECURITITES AND EXCHANGE ACT OF 1934

                         For the Quarterly Period Ended:
                                  June 30, 2002
                         Commission File Number 1-12506


                               LUCILLE FARMS INC.
                               ------------------
             (Exact Name of Registrant as Specified in its charter)

           Delaware                                    13-2963923
- ----------------------------                  ---------------------
(State or other Jurisdiction                      (I.R.S. Employer
      of Incorporation)                         Identification number)

     150 River Road, P.O. Box 517
         Montville, New Jersey                            07045
         ---------------------                            -----
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


The number of shares of Registrant's common stock, par value $.001 per share, outstanding as of August 2, 2002 was 3,284,775.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements


                               LUCILLE FARMS, INC.
                           CONSOLIDATED BALANCE SHEET
                                     ASSETS


                                                   JUNE 30, 2002  MARCH 31, 2002
                                                   -------------  --------------
                                                    (UNAUDITED)
CURRENT ASSETS:

Cash and cash equivalents                          $   120,000       $   175,000

Accounts receivable, net                             2,999,000         3,688,000
of allowances of $109,000
at June 30, 2002 and $144,000
at March 31, 2002

Inventories                                          3,234,000
                                                                       3,169,000

Deferred income taxes                                   72,000            72,000

Prepaid expenses and other
current assets                                         140,000           164,000
                                                   -----------       -----------


    Total current assets                             6,565,000         7,268,000
                                                   -----------       -----------


PROPERTY, PLANT AND EQUIPMENT, NET                  10,512,000        10,503,000
                                                   -----------       -----------

OTHER ASSETS:

Due from officers
                                                       101,000           101,000

Deferred income taxes                                  587,000           587,000

Deferred loan costs, net                               245,000           250,000

Other                                                  108,000           118,000
                                                   -----------       -----------

         Total other assets                          1,041,000         1,056,000
                                                   -----------       -----------


         TOTAL ASSETS                              $18,118,000       $18,827,000
                                                   -----------       -----------


                 See notes to consolidated financial statements

                               LUCILLE FARMS,INC.
                           CONSOLIDATED BALANCE SHEET
                      LIABILITIES AND STOCKHOLDER'S EQUITY


                                                                           JUNE 30, 2002       MARCH 31, 2002
                                                                           -------------       --------------
                                                                            (UNAUDITED)
CURRENT LIABILITES:

Revolving credit loan                                                       $  2,784,000         $  3,744,000

Accounts payable                                                               2,373,000            6,824,000

Current portion of long-term debt                                                701,000              201,000

Accrued expenses                                                                 481,000              384,000
                                                                            ------------         ------------

    Total Current Liabilities                                                  6,339,000           11,153,000
                                                                            ------------         ------------

LONG-TERM LIABILITIES:

Long-term debt                                                                 7,208,000            6,771,000

Deferred income taxes                                                            659,000              659,000
                                                                            ------------         ------------

     Total Long-Term Liabilities                                               7,867,000            7,430,000
                                                                            ------------         ------------

     TOTAL LIABILITIES                                                        14,206,000           18,583,000
                                                                            ------------         ------------

STOCKHOLDERS' EQUITY:

Preferred stock, $ 0.001 per value, 250,000 shares authorized:
         216 shares Series A convertible
         redeemable issued and outstanding                                       540,000              540,000

         583 shares Series B convertible
         redeemable issued and outstanding                                     3,500,000                   --

Common stock, $ 0.001 per value,
10,000,000 shares authorized, 3,354,675 shares issued                              3,000                3,000
at June 30, 2002 and 3,021,342 shares issued at
March 31, 2002
Additional paid in capital                                                     5,362,000            4,462,000

Accumulated deficit                                                           (5,328,000)          (4,596,000)
                                                                            ------------         ------------
                                                                               4,077,000              409,000

Less cost of 69,900 shares of treasury stock                                    (165,000)            (165,000)
                                                                            ------------         ------------

Total Stockholders' Equity                                                     3,912,000              244,000
                                                                            ------------         ------------

TOTAL LIABILITIES AND
STOCKHOLDERS' EQUITY                                                        $ 18,118,000         $ 18,827,000
                                                                            ------------         ------------


                 See notes to consolidated financial statements

                               LUCILLE FARMS, INC.
                      CONSOLIDATED STATEMENT OF OPERATIONS
                                   (UNAUDITED)


                                                        THREE MONTHS ENDED JUNE 30,
                                                      2002                         2001
                                                      ----                        ----
SALES                                              $  9,318,000                 $ 12,136,000

COST OF SALES                                         9,415,000                   11,284,000
                                                   ------------                 ------------

GROSS PROFIT (LOSS)                                     (97,000)                     852,000
                                                   ------------                 ------------

OTHER EXPENSE/(INCOME):

SELLING                                                 176,000                      149,000

GENERAL AND ADMINISTRATIVE                              258,000                      260,000

INTEREST INCOME                                          (2,000)                      (3,000)

INTEREST EXPENSE                                        202,000                      204,000
                                                   ------------                 ------------

TOTAL OTHER EXPENSE (INCOME)                            634,000                      610,000
                                                   ------------                 ------------


(LOSS)INCOME BEFORE INCOME
TAXES                                                  (731,000)                     242,000

(PROVISION) FOR INCOME TAXES                             (1,000)                      (1,000)
                                                   ------------                 ------------

NET(LOSS) INCOME                                   $   (732,000)                $    241,000
                                                   ------------                 ------------

NET(LOSS)INCOME PER SHARE
        :BASIC                                     $       (.23)                $        .08
                                                   ------------                 ------------

        :DILUTED                                   $       (.23)                $        .08
                                                   ------------                 ------------
WEIGHTED AVERAGE SHARES
OUTSTANDING USED TO COMPUTE
NET INCOME PER SHARE
        :BASIC                                        3,118,109                    2,971,342

        :DILUTED                                      3,118,109                    2,977,649



                 See notes to consolidated financial statements

                               LUCILLE FARMS, INC.
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (UNAUDITED)

                                                                        Three Months Ended June 30,
                                                                       ------------------------------
                                                                            2002             2001
                                                                            ----             ----
Cash flows from operating activities:

NET (LOSS)INCOME                                                       $  (732,000)      $   241,000

 Adjustments to reconcile net(loss)/
 income To net cash provided(used) by
 operating activities:

 Value of options issued for service                                             -             2,000
 Depreciation and amortization                                             210,000           154,000
 Provision for doubtful accounts                                           (35,000)           21,000
(Increase) decrease in assets:
 Accounts receivable                                                       724,000          (203,000)
 Inventories                                                               (65,000)         (722,000)
 Prepaid expenses and other current assets                                  24,000            10,000
 Other assets                                                               10,000            (5,000)
 Increase (decrease) in liabilities
 Accounts payable                                                        1,049,000        (1,307,000)
 Accrued expenses                                                           97,000          (177,000)
                                                                       -----------       -----------

Net Cash provided (used) by
 operating activities                                                    1,282,000        (1,986,000)
                                                                       -----------       -----------

CASH FLOW FROM INVESTING ACTIVITIES:

 Purchase of property, plant
 and equipment                                                            (214,000)         (156,000)
                                                                       -----------       -----------
Net Cash (Used by) investing
 activities                                                               (214,000)         (156,000)
                                                                       -----------       -----------

CASH FLOW FROM FINANCING ACTIVITIES:
Cost of stock issuance                                                    (100,000)                -
(Payments of) proceeds from revolving
  credit loan-net                                                         (960,000)          243,000
(Payments of) proceeds from long-term
  debt and notes                                                           (63,000)        1,886,000
                                                                       -----------       -----------
Net Cash provided (used) by
 financing activities                                                   (1,123,000)        2,129,000
                                                                       -----------       -----------
NET (DECREASE) IN CASH AND
CASH EQUIVALENTS                                                           (55,000)          (13,000)
CASH AND CASH EQUIVALENTS-BEGINNING                                        175,000           212,000
                                                                       -----------       -----------
CASH AND CASH EQUIVALENTS-ENDING                                       $   120,000       $   199,000
                                                                       -----------       -----------

                 See notes to consolidated financial statements

                               LUCILLE FARMS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. The Consolidated Balance Sheet as of June 30, 2002, the Consolidated Statement of Operations for the three month periods ended June 30, 2002 and 2001 and the Consolidated Statement of Cash Flows for the three month periods ended June 30, 2002 and 2001 have been prepared by the Company without audit. In the opinion of management, the accompanying consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the financial position of Lucille Farms, Inc. as of June 30, 2002, the results of its operations for the three months ended June 30, 2002 and 2001 and its cash flows for the three months ended June 30, 2002 and 2001.

         Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principals have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). Although the Company believes that the disclosures are adequate to make the information presented not misleading, it is suggested that these financial statements be read in conjunction with the year-end financial statements and notes thereto for the fiscal year ended March 31, 2002 included in the Company's Annual Report on Form 10-K as filed with the SEC. The Company also suggests that the Form 8K filed with the SEC on July 11, 2002, be read in conjunction with this report.

         The accounting policies followed by the Company are set forth in the notes to the Company's consolidated financial statements as set forth in its Annual Report on Form 10-K as filed with the SEC.

2. The results of operations for the three months ended June 30, 2002 are not necessarily indicative of the results to be expected for the entire fiscal year.

3.       Inventories are summarized as follows:

                                         June 30, 2002     March 31, 2002
                                         -------------     --------------

        Finished goods                     $2,028,000       $2,244,000
        Raw Materials                         540,000          281,000
        Supplies and Packaging                666,000          644,000
                                           ----------       ----------
                                           $3,234,000       $3,169,000

4. In May 2001 the Company obtained a new $2,000,000 bank loan. The loan, collaterized by the Company's plant and equipment, bears interest at 1% above the bank's national variable rate. The loan is due in annual principal installments of $500,000 beginning May 2003. Interest is payable monthly. The first installment due May 2003, has been classified as a current liability at June 30, 2002.

         The Company is presently seeking to replace its $5,000,000 secured revolving credit line, the maturity of which has been extended to November 1, 2002. Should the Company not be able to secure alternative financing by the extended due date it will request and additional extension of this maturity until such financing is secured. However, there can be no assurance that such financing can be secured or the extension granted. Should the Company be unable to secure such financing or receive such extension it will result in a significant negative effect on the Company's liquidity.

5. Income (loss) per share of common stock was computed by dividing net income (loss) by the weighted average number of common shares outstanding during the period in accordance with the provisions of the Statement of Financial Accounting Standards No. 128. Basic and diluted per share amounts are the same for the three month period ended June 30, 2002, since the effect of stock options would be antidilutive and therefore not taken into consideration. The dilution in the three month period ended June 30, 2001, is due to the net incremental effect of incentive stock options and warrants of 6,307 shares. Conversion of preferred stock was not taken into consideration since the effect would be antidilutive.

6. For the three months ended June 30, 2002, non-cash investing and financing activities were $3,500,000 for the preferred stock issued, $1,000,000 for the common stock issued and $1,000,000 for the note payable issued in conversion of accounts payable. The total amount of accounts payable converted in the above transaction amounted to $5,500,000.

         In addition, the Company issued warrants in payment of $25,000 of accounts payable.

         For the three months ended June 30, 2001, non cash investing and financing activities were $540,000 for preferred stock issued for equipment.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

General

The Company's conventional cheese products, which account for substantially all of the Company's sales, are commodity items. The Company prices its conventional cheese products competitively with others in the industry, which pricing, since May 1997, is referenced to the block cheddar price on the Chicago Mercantile Exchange (and was formerly referenced to the Wisconsin Block Cheddar Market). The price the Company pays for fluid milk, a significant component of cost of goods sold, is not determined until the month after its cheese has been sold. Regulatory factors effecting our milk suppliers such as dairy subsidies and price supports may have an effect on our raw material costs, but that impact cannot be predicted. Milk is generally sold above the subsidy price, which is established by government regulation. The subsidy price generally establishes a floor for such costs. While the Company generally can anticipate a change in price of milk, it cannot anticipate the extent thereof. There is no corresponding floor on the commodity mercantile exchange block cheddar price. Therefore, if the block cheddar price to which our selling price is referenced changes at a different rate than the price of milk our margins are affected accordingly. By virtue of the pricing structure for its cheese, the delay in the determination of cost, and the competitive nature of the marketplace, the Company cannot pass along to the customer the changes in the cost of milk in the price of its conventional cheese. As a consequence thereof, the Company's gross profit margin for such cheese is subject to fluctuation, which fluctuation, however slight, can have a significant effect on profitability.

The Company is unable to predict any future increases or decreases in the prices for block cheddar on the Chicago Mercantile Exchange as such price is subject to fluctuation based on factors and commodity markets outside of the control of the Company. Although the cost of fluid milk does tend to move correspondingly with the block cheddar price on the Chicago Mercantile Exchange, the extent of such movement and the timing thereof is not predictable as it is subject to government control and support. As a result of these factors, the Company is unable to predict pricing trends.

Three months ended June 30, 2002 compared to the three months ended June 30,
2001

Sales for the three months ended June 30, 2002 decreased to $9,318,000 from $12,136,000 for the comparable period in 2001, a decrease of $2,818,000 (or 23.2%). Approximately $641,000 (or 22.7%) of such amount was due to a decrease in the number of pounds of cheese sold. Approximately $1,831,000 (or 65.0%) of such decrease was due to a decrease in the average selling price for cheese. The volume decrease was due to decreased demand in the commodity cheese markets. Due to the weak cheese markets, the Company anticipates volume decreases and decreased demand in the months ahead, although there can be no assurance in this regard. The decrease in average selling price was the result of a decrease in the block cheddar market prices resulting in a lower selling price per pound of cheese. Of the $2,818,000 sales decrease this period, approximately $346,000 (or 12.3%) represented decreased whey sales produced in our new facility. In the periods ended June 30, 2002, and June 30, 2001, approximately 6,618,000 and 7,013,000 pounds of cheese were sold, respectively.

During the three month period ended June 30, 2002, the average quarterly selling price was approximately $1.35. During the three month period ended, June 30, 2001, the average quarterly selling price was approximately $1.62. There is no way to predict the trend of block cheddar prices on the Chicago Mercantile Exchange and, therefore, we can provide no guidance as to future trends as to range of selling price for commodity cheese.

In the three month period ended June 30, 2002, and June 30, 2001, sales of whey amounted to $410,000 and $756,000, respectively.

Cost of sales and gross profit margin for the three month period ended June 30, 2002 were $9,415,000 (or 101.0% of sales) and ($97,000) (or (1.0%) of sales), respectively, compared to a cost of sales and gross profit margin of $11,284,000 (or 92.9% of sales) and $852,000 (or 7.1% of sales), respectively, for the comparable period in 2001. The cost of sales and corresponding decrease in gross profit margin for 2002 as a percentage of sales was the result of lower average selling price for cheese due to decreases in the block cheddar market in the period without a corresponding decrease in raw material costs.

Selling, general and administrative expenses for the three month period ended June 30, 2002 amounted to $434,000 (or 4.7% of sales) compared to $409,000 (or 3.4% of sales) for the comparable period in 2001. The Company is currently classifying all freight expense as a component of cost of sales and has reclassified prior years to conform.

Selling expenses are mainly variable in nature. The most significant amount in selling expense is sales commission expense, which was $93,000 and $63,000 in 2002 and 2001, respectively. The increase resulted from a increase in commissionable sales in the period ended June 30, 2002. General and administrative expenses are generally fixed in nature and remained relatively constant in the period.

Interest expense for the period ended June 30, 2002 amounted to $202,000 compared to $204,000 for the period ended June 30, 2001, a decrease of $2,000.

The provision for income tax for the periods ended June 30, 2002, and 2001 of $1,000 and $1,000, respectively, reflect minimum state taxes with the tax benefits of operating losses being offset by the effect of changes in the valuation allowance. Such amounts are re-evaluated each period based on the results of the operations.

The Company's net loss of $732,000 for the three month period ended June 30, 2002 represents a decrease of $973,000 from the net income of $241,000 for the comparable period in 2001. The primary factors contributing to these changes are discussed above.

Liquidity and Capital Resources

The Company had available a $5,000,000 revolving credit facility at June 30, 2002 that was to expire on June 1, 2002 and had been extended to September 1, 2002. The bank has provided an additional extension of the facility to November 1, 2002 at which time the outstanding principal is due. The rate of interest on amounts borrowed against the revolving credit facility is based upon the New York prime rate plus 1% (5.75% at June 30, 2002). Advances under this facility are limited to 50% of inventory (with a cap on inventory borrowings of $1,000,000) and 80% of receivables as defined in the agreement. The commitment contains various restrictive covenants, the most significant of which relates to limitations on capital expenditures ($1,000,000 annually without bank consent). In addition, the Company is required to generate an increase in its dollar amount of net worth annually. The Company is seeking alternative financing to replace this loan. Should the Company not be able to secure alternative financing by the extended due date it will request an additional extension until such financing is secured. However, there is no assurance that such financing can be secured or the extension granted. Failure to secure such financing or receive such extension will result in a significant negative effect on the Company's liquidity.

At June 30, 2002 the Company had working capital of $226,000 as compared to negative working capital of ($3,885,000) at March 31, 2002. The Company's revolving bank line of credit is available for the Company's working capital requirements.

At June 30, 2002, $2,784,000 was outstanding under such revolving credit line and $437,000 was available for additional borrowing at that time.

On February 8, 1999, a $4,950,000 bank loan agreement was signed. The loan is collateralized by the Company's plant and equipment and guaranteed by the USDA. Provisions of the loan are as follows:

        A $3,960,000 commercial term note with interest fixed at 9.75 percent having an amortization period of 20 years with a maturity in February, 2019.

        A $990,000 commercial term note with interest fixed at 10.75 percent having an amortization period of 20 years with a maturity in February, 2019.

On May 23, 2001, a new $2,000,000 bank loan agreement was signed. The new loan is collateralized by a second position on the Company's plant and equipment. Provisions of the loan are as follows:

        A promissory note with interest payable at 1% above the rate of interest established by the bank as its national variable rate and principal repayable in four consecutive annual installments of $500,000.00 with the first such installment due on May 1, 2003 and the last such installment due on May 1, 2006.

        Proceeds of the new loan were used for working capital.

On May 16, 2002, Lucille Farms, Inc. entered into an agreement with St. Albans Cooperative Creamery, Inc., the Company's primary supplier of raw materials, pursuant to which St. Albans (i) converted $1,000,000 of accounts payable owed by Lucille Farms to St. Albans into 333,333 shares of common stock, (ii) converted $3,500,000 of accounts payable owed by Lucille Farms to St. Albans into (A) preferred stock convertible into 583,333 shares of common stock, which preferred stock (1) automatically converts into such number of shares of common stock if the common stock is $8.00 or higher for 30 consecutive trading days, and (2) may be redeemed by Lucille Farms for $3,500,000, and (B) a 10-year warrant to purchase 583,333 shares of common stock (subject to adjustment under certain circumstances to a maximum of 1,416,667 shares of common stock) at $.01 per share, which warrant (1) may not be exercised for a period of three-years,
(2) terminates if, during such three-year period, Lucille Farms' common stock is $8.00 or higher for 30 consecutive trading days, and, (3) in the event Lucille Farms' common stock is not $8.00 or higher for 30 consecutive trading days during such three-year period, may only be exercised on the same basis percentage wise as the preferred shares are converted, (iii) converted an additional $1,000,000 of accounts payable owed by Lucille Farms to St. Albans into a convertible promissory note due on April 14, 2005, which note is convertible into common stock at $6.00 per share at any time by St. Albans and, at the option of Lucille Farms, automatically shall be converted into common stock at $6.00 per share if the common stock is $8.00 or higher for a period of 30 consecutive trading days, and (iv) provided Lucille Farms with a pricing structure for milk and milk by-products, for a minimum of one-year and a maximum of four-years (subject to renegotiation at the expiration of the applicable period), designed to produce profitability for Lucille Farms.

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

For the three month period ended June 30, 2002, cash provided by operating activities was $1,282,000. A loss from operations of $732,000 decreased cash. In addition, decreases in accounts receivable of $724,000, and increases in accrued expenses of $97,000 provided cash. An increase in accounts payable of $1,049,000 also provided cash in the period. Increases in inventory of $65,000 used cash. A decrease in prepaid expenses and other assets of $34,000 provided cash.

Net cash used by investing activities was $214,000 for the period ended June 30, 2002, which represented purchase of property, plant and equipment.

Net cash used by financing activities was $1,123,000 for the period ended June 30, 2002. Payments of the revolving credit loan of $960,000 decreased cash. Cost of stock issuance of $100,000 and payments of long-term debt and notes of $63,000 also decreased cash.

In the three month period ended June 30, 2002, the Company spent $214,000 on plant machinery and improvements most of which were related to the packaging room and plant operation. These expenditures were considered necessary in order to competitively enter new markets. The Company has budgeted approximately $1,000,000, $200,000 of which was anticipated to complete current projects in process and $800,000 of which is budgeted for additional capital expenditures during the fiscal year ended March 31, 2003. The Company anticipates financing a significant portion of these expenditures; however, the ability to obtain such financing cannot be assured.
                                       11

The Company presently is seeking to replace its $5,000,000 secured revolving credit line, the maturity of which has been extended to November 1, 2002. The Company estimates that based on current plans and its ability to replace or extend the revolving line of credit, its resources, including revenues from operations and utilization of its revolving credit lines, should be sufficient to meet anticipated needs for at least 12 months. Failure to secure such financing or receive such extension will result in a significant negative effect on the Company's liquidity.

Safe Harbor Statement

This Quarterly Report on Form 10Q (and any other reports issued by the Company from time to time) contains certain forward-looking statements made in reliance upon the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements are based on current expectations that involve numerous risks and uncertainties. Actual results could differ materially from those anticipated in such forward-looking statements as a result of various known and unknown factors including, without limitation, future economic, competitive, regulatory, and market conditions, future business decisions, the uncertainties inherent in the pricing of cheese on the Chicago Mercantile Exchange upon which the Company's prices are based, changes in consumer tastes, fluctuations in milk prices, and those factors discussed above under Management's Discussion and Analysis of Financial Condition and Results of Operations. Words such as "believes," "anticipates," "expects," "intends," "may," and similar expressions are intended to identify forward-looking statements, but are not the exclusive means of identifying such statements. The Company undertakes no obligation to revise any of these forward-looking statements.

ITEM 3. QUALITATIVE AND QUANTITATIVE DISCLOSURE ABOUT MARKET RISK

The registrant does not utilize market rate sensitive instruments for trading or other purposes.

The Company is subject to interest rate exposure on variable rate debt. The amount of that debt at balance sheet date, June 30, 2002 and March 31, 2002 amounted to $4,784,000, and $5,744,000, respectively. In as much as this debt is based upon the Prime Rate plus 1%, the cost of this debt will increase or decrease accordingly with changes in the prime rate.

The Company has exposure to the commodity price for cheese, dry whey and fluid milk. We have addressed these exposures in the general paragraph of MD&A Item 2.

                           PART II - OTHER INFORMATION

Item 2. Changes in Securities and Use of Proceeds

On June 12, 2001, the Company sold $540,000 of Series A Redeemable Convertible Preferred Stock to an accredited investor in exchange for roll drying equipment. The shares were sold pursuant to Section 4(2) of the Securities Act and Rule 506 of Regulation D promulgated thereunder.

On May 16, 2002, Lucille Farms, Inc. entered into an agreement with St. Albans Cooperative Creamery, Inc., the Company's primary supplier of raw materials, pursuant to which St. Albans (i) converted $1,000,000 of accounts payable owed by Lucille Farms to St. Albans into 333,333 shares of common stock, (ii) converted $3,500,000 of accounts payable owed by Lucille Farms to St. Albans into (A) preferred stock convertible into 583,333 shares of common stock, which preferred stock (1) automatically converts into such number of shares of common stock if the common stock is $8.00 or higher for 30 consecutive trading days, and (2) may be redeemed by Lucille Farms for $3,500,000, and (B) a 10-year warrant to purchase 583,333 shares of common stock (subject to adjustment under certain circumstances to a maximum of 1,416,667 shares of common stock) at $.01 per share, which warrant (1) may not be exercised for a period of three-years,
(2) terminates if, during such three-year period, Lucille Farms' common stock is $8.00 or higher for 30 consecutive trading days, and, (3) in the event Lucille Farms' common stock is not $8.00 or higher for 30 consecutive trading days during such three-year period, may only be exercised on the same basis percentage wise as the preferred shares are converted, (iii) converted an additional $1,000,000 of accounts payable owed by Lucille Farms to St. Albans into a convertible promissory note due on April 14, 2005, which note is convertible into common stock at $6.00 per share at any time by St. Albans and, at the option of Lucille Farms, automatically shall be converted into common stock at $6.00 per share if the common stock is $8.00 or higher for a period of 30 consecutive trading days, and (iv) provided Lucille Farms with a pricing structure for milk and milk by-products, for a minimum of one-year and a maximum of four-years (subject to renegotiation at the expiration of the applicable period), designed to produce profitability for Lucille Farms.

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

Item 6. Exhibits and Reports on Form 8-K

(a)      Exhibits

10 Loan and Security/Stock Purchase Agreement, dated May 16, 2002, by and among Lucille Farms, Inc., Lucille Farms of Vermont, Inc. and St Albans Cooperative Creamery, Inc. Portions have been omitted pursuant to a request for confidential treatment and have been filed separately with the Securities and Exchange Commission. (1)

(b)      Reports on Form 8-K

         none
         ----

(1) Incorporated by reference to the Company's Current Report on Form 8-K, filed July 11, 2002.

                                   SIGNATURES


Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


August 12, 2002                      Lucille Farms, Inc.
                                     -------------------
                                     (Registrant)



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