Form 10-Q/A
period 2002-06-30
LUCILLE FARMS INC
filed 2002-08-20
CIK 908179

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-Q/A

                                  AMMENDMENT I

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

(a)      Exhibits

10 Loan and Security/Stock Purchase Agreement, dated May 16, 2002, by and among Lucille Farms, Inc., Lucille Farms of Vermont, Inc. and St Albans Cooperative Creamery, Inc. Portions have been omitted pursuant to a request for confidential treatment and have been filed separately with the Securities and Exchange Commission. (1)

99.1     Certification of Quarterly Report

99.2     Certification of Quarterly Report


(b)      Reports on Form 8-K

         none

         -----

(1) Incorporated by reference to the Company's Current Report on Form 8-K, filed July 11, 2002.

                                   SIGNATURES


Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


August 20, 2002                   Lucille Farms, Inc.
                                  -------------------
                                  (Registrant)



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