Form 10-Q
period 2002-09-30
LUCILLE FARMS INC
filed 2002-11-14
CIK 908179

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(x) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND
                              EXCHANGE ACT OF 1934

               For the Quarterly period Ended: September 30, 2002


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

The number of shares of Registrant's common stock, par value $.001 per share, outstanding as of November 6, 2002 was 3,284,775.

                          PART I- FINANCIAL INFORMATION

Item 1. Financial Statements

                               LUCILLE FARMS, INC.
                           CONSOLIDATED BALANCE SHEET
                                     ASSETS

                                                                          SEPTEMBER 30, 2002          MARCH 31, 2002
                                                                          ------------------          --------------
                                                                             (UNAUDITED)
CURRENT ASSETS:

Cash and cash equivalents                                                       $299,000                   $175,000

Accounts receivable, net of allowances of
  $78,000 at September 30, 2002 and
  $144,000 at March 31,2002                                                    3,757,000                  3,688,000

Inventories                                                                    3,070,000                  3,169,000

Deferred income taxes                                                             72,000                     72,000

Prepaid expenses and other current assets                                        265,000                    164,000
                                                                             -----------                -----------

       Total Current Assets                                                    7,463,000                  7,268,000
                                                                             -----------                -----------

PROPERTY, PLANT AND EQUIPMENT, NET                                            10,366,000                 10,503,000
                                                                             -----------                -----------

OTHER ASSETS:

Due from officers                                                                101,000                    101,000

Deferred income taxes                                                            587,000                    587,000

Deferred loan costs, net                                                         241,000                    250,000

Other                                                                            103,000                    118,000
                                                                             -----------                -----------

     Total Other Assets                                                        1,032,000                  1,056,000
                                                                             -----------                -----------

     TOTAL ASSETS                                                            $18,861,000                $18,827,000
                                                                             -----------                -----------

                 See notes to consolidated financial statements

                               LUCILLE FARMS, INC.
                           CONSOLIDATED BALANCE SHEET
                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                          SEPTEMBER 30, 2002           MARCH 31, 2002
                                                                          ------------------           --------------
                                                                             (UNAUDITED)
CURRENT LIABILTIES:

Revolving credit loan                                                         $3,272,000                 $3,744,000

Accounts payable                                                               2,909,000                  6,824,000

Current portion of long-term debt                                                702,000                    201,000

Accrued expenses                                                                 378,000                    384,000
                                                                             -----------                -----------

    Total Current Liabilities                                                  7,261,000                 11,153,000
                                                                             -----------                -----------

LONG-TERM LIABILITIES:

Long-term debt, net of current portion                                         7,153,000                  6,771,000

Deferred income taxes                                                            659,000                    659,000
                                                                             -----------                -----------

    Total Long-term Liabilities                                                7,812,000                  7,430,000
                                                                             -----------                -----------

    TOTAL LIABILITIES                                                         15,073,000                 18,583,000
                                                                             -----------                -----------

STOCKHOLDERS' EQUITY:

Preferred Stock- face value 250,000 shares authorized:
         216 shares Series A convertible
         redeemable issued and outstanding                                       540,000                    540,000

         583 shares Series B convertible
         redeemable issued and outstanding                                     3,500,000                      -

Common stock, $ 0.001 per value,
10,000,000 shares authorized 3,284,775 shares issued                               3,000                      3,000
at September 30, 2002 and 3,021,342 shares issued at
March 31, 2002

Additional paid-in capital                                                     5,362,000                  4,462,000

Accumulated deficit                                                          (5,452,000)                (4,596,000)
                                                                             -----------                -----------
                                                                               3,953,000                    409,000

Less: 69,900 shares of treasury stock, at cost                                 (165,000)                  (165,000)
                                                                             -----------                -----------

Total Stockholders' Equity                                                     3,788,000                    244,000
                                                                             -----------                -----------

TOTAL LIABILITIES AND
STOCKHOLDERS' EQUITY                                                         $18,861,000                $18,827,000
                                                                             -----------                -----------

                 See notes to consolidated financial statements

                               LUCILLE FARMS, INC.
                      CONSOLIDATED STATEMENT OF OPERATIONS
             FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001
                                   (UNAUDITED)

                                                                                2002                      2001
                                                                                -----                     ----
SALES                                                                         $9,198,000                $12,994,000

COST OF SALES                                                                  8,733,000                 12,236,000
                                                                              ----------                -----------

GROSS PROFIT                                                                     465,000                    758,000
                                                                              ----------                -----------

OTHER EXPENSE (INCOME):

SELLING                                                                          171,000                    138,000

GENERAL AND ADMINISTRATIVE                                                       216,000                    231,000

INTEREST INCOME                                                                  (3,000)                    (3,000)

INTEREST EXPENSE                                                                 205,000                    245,000
                                                                              ----------                -----------

TOTAL OTHER EXPENSE (INCOME)                                                     589,000                    611,000
                                                                              ----------                -----------

INCOME (LOSS) BEFORE INCOME TAXES                                              (124,000)                    147,000

(PROVISION) FOR INCOME TAXES                                                        -                       (2,000)
                                                                                                             -----

NET INCOME (LOSS)                                                             $(124,000)                   $145,000
                                                                              ----------                -----------

NET INCOME PER SHARE (LOSS)
              :BASIC                                                              $(.04)                       $.05
                                                                              ----------                -----------
              :DILUTED                                                           $ (.04)                       $.05
                                                                              ----------                -----------

WEIGHTED AVERAGE SHARES
 OUTSTANDING USED TO COMPUTE
 NET INCOME PER SHARE
              : BASIC                                                          3,284,775                  2,971,342
                                                                              ----------                -----------
              : DILUTED                                                        3,284,775                  2,981.761
                                                                              ----------                -----------

                 See notes to consolidated financial statements

                               LUCILLE FARMS, INC.
                      CONSOLIDATED STATEMENT OF OPERATIONS
              FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2002 AND 2001
                                   (UNAUDITED)

                                                                                  2002                      2001
                                                                                  ----                      ----
SALES                                                                        $18,516,000                $25,130,000

COST OF SALES                                                                 18,148,000                 23,520,000
                                                                             -----------                -----------

GROSS PROFIT                                                                     368,000                  1,610,000
                                                                             -----------                -----------

OTHER EXPENSE (INCOME):

    SELLING                                                                      347,000                    287,000

    GENERAL AND ADMINSTRATIVE                                                    474,000                    491,000

    INTEREST INCOME                                                              (5,000)                    (6,000)

    INTEREST EXPENSE                                                             407,000                    449,000
                                                                             -----------                -----------

TOTAL OTHER EXPENSE (INCOME)                                                   1,223,000                  1,221,000
                                                                             -----------                -----------

INCOME(LOSS) BEFORE INCOME TAXES                                               (855,000)                    389,000

(Provision) for income taxes                                                     (1,000)                    (3,000)
                                                                             -----------                -----------

NET INCOME(LOSS)                                                              $(856,000)                   $386,000
                                                                             -----------                -----------

NET INCOME(LOSS)PER SHARE
              : Basic                                                             $(.27)                       $.13
                                                                             -----------                -----------
              : Diluted                                                           $(.27)                       $.13
                                                                             -----------                -----------

WEIGHTED AVERAGE SHARES
OUTSTANDING USED TO COMPUTE
NET INCOME PER SHARE
              :Basic                                                           3,201,442                  2,971,342
                                                                             -----------                -----------
              :Diluted                                                         3,201,442                  2,979,572
                                                                             -----------                -----------

                 See notes to consolidated financial statements

                               LUCILLE FARMS, INC.
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (UNAUDITED)

                                                                                  SIX MONTHS ENDED SEPTEMBER 30,
                                                                                 2002                        2001
                                                                                 ----                        ----
CASH FLOWS FROM OPERATING ACTIVITES:

NET INCOME(LOSS)                                                              $(856,000)                   $386,000

Adjustments to reconcile net (loss)/ income to net cash (used) by operating activities:

Value of options issued for service                                                 -                         4,000
Depreciation and amortization                                                    424,000                    349,000
Provision for doubtful accounts                                                   34,000                     35,000

(Increase) decrease in assets:
Accounts receivable                                                            (103,000)                  (394,000)
Inventories                                                                       99,000                  (772,000)
Prepaid expenses and other current assets                                      (101,000)                     35,000
Other assets                                                                      15,000                   (42,000)
Increase (decrease) in liabilities
Accounts payable                                                               1,585,000                  (673,000)
Accrued expenses                                                                 (6,000)                    (4,000)
                                                                               ---------                -----------
Net cash provided (used) by operating activities                               1,091,000                (1,076,000)
                                                                               ---------                -----------

CASH FLOW FROM INVESTING ACTIVITIES:
Purchase of property, plant equipment                                          (278,000)                  (601,000)
                                                                               ---------                -----------
Net Cash (used by) Investing Activities                                        (278,000)                  (601,000)
                                                                               ---------                -----------

CASH FLOW FROM FINANCING ACTIVITIES:
Cost of stock issuance                                                         (100,000)
(Payments of) proceeds from revolving credit loan-net                          (472,000)                     45,000
(Payments of) proceeds from long-term debt and notes - net                     (117,000)                  1,867,000
                                                                               ---------                -----------

Net Cash (Used) Provided by Financing Activities                               (689,000)                  1,912,000
                                                                               ---------                -----------

NET INCREASE IN CASH AND CASH EQUIVALENTS                                        124,000                    235,000
CASH AND CASH EQUIVALENTS-BEGINNING                                              175,000                    212,000
                                                                               ---------                -----------

CASH AND CASH EQUIVALENTS-ENDING                                                $299,000                   $447,000
                                                                               ---------                -----------

                 See notes to consolidated financial statements

                               LUCILLE FARMS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. The Consolidated Balance Sheet as of September 30, 2002, the Consolidated Statement of Operations for the three and six month periods ended September 30, 2002 and 2001 and the Consolidated Statement of Cash Flows for the six month periods ended September 30, 2002 and 2001 have been prepared by the Company without audit. In the opinion of management, the accompanying consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the financial position of Lucille Farms, Inc. as of September 30, 2002, the results of its operations for the three months and six months ended September 30, 2002 and 2001 and its cash flows for the six months ended September 30, 2002 and 2001.

     Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principals have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). Although the Company believes that the disclosures are adequate to make the information presented not misleading, it is suggested that these financial statements be read in conjunction with the year-end financial statements and notes thereto for the fiscal year ended March 31, 2002 included in the Company's Annual Report on Form 10-K as filed with the SEC. The company also suggests that the Form 8-K filed with the SEC on July 11, 2002, be read in conjunction with this report.

     The accounting policies followed by the Company are set forth in the notes to the Company's consolidated financial statements as set forth in its Annual Report on Form 10-K as filed with the SEC.

2. The results of operations for the three and six months ended September 30, 2002 are not necessarily indicative of the results to be expected for the entire fiscal year.

3.   Inventories are summarized as follows:

                                       September 30, 2002       March 31,2002
                                       ------------------       -------------

          Finished goods                   $1,917,000             $2,244,000
          Raw Materials                       389,000                281,000
          Supplies and Packaging             764,000                 644,000
                                           ----------             ----------

                                           $3,070,000             $3,169,000
                                           ----------             ----------

4. In May 2001, the Company obtained a $2,000,000 bank loan. The loan, collateralized by the Company's plant and equipment, bears interest at 1% above the bank's national variable rate. The loan is due in annual principal installments of $500,000 beginning May 2003. Interest is payable monthly. The first installment, due May 2003, has been classified as a current liability at September 30, 2002.

     The Company is presently seeking to replace its $5,000,000 secured revolving credit line, the maturity of which has been extended to February 1, 2003. Should the Company not be able to secure alternative financing by the extended due date it will request an additional extension of this maturity until such financing is secured. However, there can be no assurance that such financing can be secured or the extension granted. Should the Company be unable to secure such financing or receive such extension it will result in a significant negative effect on the Company's liquidity.

5. Income (loss) per share of common stock was computed by dividing net income(loss) by the weighted average number of common shares outstanding during the period in accordance with the provisions of the Statement of Financial Accounting Standards No. 128. Basic and diluted per share amounts are the same for the three and six months periods ended September 30, 2002, since the effect of stock options would be antidilutive and therefore not taken into consideration. The dilution in the six month period ended September 30, 2001, is due to the net incremental effect of incentive stock options and warrants of 10,419 and 8,230 shares, respectively. Conversion of preferred stock was not taken into consideration since the effect would be antidilutive.

6. For the six months ended September 30, 2002, non-cash investing and financing activities were $3,500,000 for the preferred stock issued, $1,000,000 for the common stock issued and $1,000,000 for the note payable issued in conversion of accounts payable. The total amount of accounts payable converted in the above transaction amounted to $5,500,000.

     In addition, the Company issued warrants in payment of $25,000 of accounts payable.

     For the six months ended September 30, 2001, non-cash investing and financing activities were $540,000 for preferred stock issued for equipment.

7. On April 1, 2002, we adopted FAS 141, "Business Combinations" and FAS 142, "Goodwill and Other Intangible Assets". FAS 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001, and also specifies the criteria for the recognition of intangible assets separately from goodwill.

     Under the new rules, goodwill is no longer amortized, but is subject to an impairment test at least annually. Separately identified and recognized intangible assets resulting from business combinations completed before July 1, 2001, that did not meet the new criteria for separate recognition of intangible assets were subsumed in goodwill upon adoption.

     We adopted FAS 144 "Accounting for the Impairment of Disposal of Long-Lived Assets", on April 1, 2002. FAS 144 supersedes FAS 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of". The primary objectives of FAS 144 are to develop on accounting model based on the framework established in FAS 121 for long-lived assets to be disposed of by sale, and to address significant implementation issues. Our adoption of FAS 144 did not have a material impact on our financial position or results of operations.

     In June 2002, the Financial Accounting Standards Board (or FASB) issued FAS 146, "Accounting for Costs Associated with Exit or Disposal Activities", which addresses accounting for restructuring, discontinued operation, plant closing, or other exit or disposal activity. FAS 146 requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. FAS 146 is to be applied prospectively to exit or disposal activities initiated after December 31, 2002. The adoption of FAS 146 is not expected to have a significant impact on our financial position and results of operations.
                                        8

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

General

The Company's conventional cheese products, which account for substantially all of the Company's sales, are commodity items. The Company prices its conventional cheese products competitively with others in the industry, which pricing, since May 1997, is referenced to the Chicago Mercantile Exchange block cheddar price (and was formerly referenced to the Wisconsin Block Cheddar Market). The price the Company pays for fluid milk, a significant component of cost of goods sold, is not determined until the month after its cheese has been sold. Regulatory factors effecting our milk suppliers such as dairy subsidies and price supports may have an effect on our raw material costs, but that impact cannot be predicted. Milk is generally sold above the subsidy price, which is established by government regulation. The subsidy price generally establishes a floor for such costs. While the Company generally can anticipate a change in the price of milk, it cannot anticipate the extent thereof. There is no corresponding floor on the Chicago Mercantile Exchange block cheddar price. Therefore, if the block cheddar price, to which our selling price is referenced, changes at a different rate than the price of milk our margins are affected. By virtue of the pricing structure for our cheese, the delay in the determination of the cost, and the competitive nature of the marketplace, the Company cannot pass along to the customer the changes in the cost of fluid milk in the price of its conventional cheese. As a consequence thereof, the Company's gross profit margin for such cheese is subject to fluctuation, which fluctuation, however slight, can have a significant effect on the Company's profitability and cash flows.

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

THREE MONTHS ENDED SEPTEMBER 30, 2002 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 2001.

 Sales for the three months ended September 30, 2002 decreased to $9,198,000 from $12,994,000 for the comparable period in 2001, a decrease of $3,796,000(or 29.2%). Approximately $3,588,000(or 94.5%) of such decrease was due to a decrease in the average selling price of cheese while a decrease in the sale of whey accounted for $444,000 (or 11.7%). These decreases were partially offset by the number of pounds of cheese sold resulting in a $236,000 (or 6.2%) increase in sales when compared to the same period in 2001.

During the three month period ended September 30, 2002, the average quarterly selling price of cheese was approximately $1.26. During the three month period ended September 30, 2001, the average quarterly selling price was approximately $1.80. There is no way to predict the trend of block cheddar prices on the Chicago Mercantile Exchange and, therefore, we can provide no guidance as to the future range of selling prices for commodity cheese.

With respect to its gross profit margin, the Company is continuing its efforts to increase sales of its value-added products which are less dependent on the block cheddar price on the Chicago Mercantile Exchange. The Company has now positioned itself to co-pack private label retail products. However, there can be no assurance as to whether such sales can be achieved or maintained. In addition, the Company has continued to upgrade its equipment to enable it to reduce costs and add product lines with greater margins.

In the three month period ended September 30, 2002, and September 30, 2001, sales of whey amounted to $439,000 and $883,000, respectively.

Cost of sales and gross profit margin for the three months ended September 30, 2002 were $8,733,000 (or 95.0% of sales) and $465,000 (or 5.0% of sales), respectively, compared to a cost of sales and gross profit margin of $12,236,000 (or 94.2% of sales) and $758,000 (or 5.8% of sales), respectively, for the comparable period in 2001. The cost of sales and corresponding decrease in gross profit margin for 2002 as a percentage of sales was the result of a lower average selling price for cheese due to decreases in the block cheddar market in the period without a corresponding decrease in raw material costs.

Selling , general and administrative expenses for the three month period ended September 30, 2002 amounted to $387,000 (or 4.2% of sales) compared to $369,000 (or 2.8% of sales) for the comparable period in 2001. The company is currently classifying all freight expense as a component of cost of sales and has reclassified prior years to conform.

Selling expenses are mainly variable in nature. The most significant amount in selling expense is sales commission expense, which was $68,000 and $55,000 in 2002 and 2001, respectively. The increase resulted from an increase in commissionable sales in the period ended September 30, 2002. General and administrative expenses are generally fixed in nature and remained relatively constant in the period.

Interest expense (net) for the period ended September 30, 2002 amounted to $202,000 compared to $242,000 for the period ended September 30, 2001, a decrease of $40,000.

The provision for income tax for the periods ended September 30, 2002, and 2001 of $0.00 and $2,000, respectively, reflect minimum state taxes with the tax benefits of operating losses being offset by the effect of changes in the valuation allowance. Such amounts are re-evaluated each period based on the results of the operations.

The Company's net loss of $124,000 for the three month period ended September 30, 2002, represents a decrease of $269,000 from the net income of $145,000 for the comparable period in 2001. The primary factors contributing to these changes are discussed above.

SIX MONTHS ENDED SEPTEMBER 30, 2002, COMPARED TO SIX MONTHS ENDED SEPTEMBER 30, 2001.

Sales for the six months ended September 30, 2002 were $18,516,000 down from $25,130,000 for the comparable period in 2001, a decrease of $6,614,000 (or 26.3%). Approximately $5,590,000 (or 84.5%) of such amount was due to a decrease in the average selling price of cheese and approximately $270,000 (or 4.1%) was due to a decrease in pounds sold. Whey sales decreased to $848,000 from $1,639,000, a decline of approximately $754,000 (or 11.4 %) due to falling prices and less volume.

Cost of sales and gross profit margin for the six months ended September 30, 2002, was $18,148,000 (or 98.0%) of sales and $368,000 (or 2.0% of sales)
respectively, compared to a cost of sales and gross profit margin of $23,520,000 (or 93.6% of sales) and $1,610,000 (or 6.4% of sales) respectively for the comparable period in 2001. The increase in the cost of sales and corresponding decrease in gross profit margin in 2002 was primarily due to a decline in the block cheddar market.

Selling, general and administrative expenses for the six months ended September 30, 2002 amounted to $821,000 (or 4.4% of sales) compared to $778,000 (or 3.1%
of sales) for the comparable period in 2001. The increase in selling, general, and administrative expenses were primarily due to an increase in commissionable sales in the period.

Interest expense (net) for the six months ended September 30, 2002, amounted to $402,000 compared to $443,000 for the six months ended September 30, 2002, a decrease of $41,000.

The provision for income tax for the six month period ended September 30, 2002 of $1,000 and September 30, 2001 of $3,000 reflect minimum state taxes. Charges for federal income taxes were offset by changes in the valuation allowances for the six months ended September 30, 2002, and September 30, 2001. Such amounts are re-evaluated each quarter based in the results of operations.

The Company's net loss of $856,000 for the six months ended September 30, 2002 represents a decrease of $1,242,000 from the net income of $386,000 for the comparable period in 2001. The primary factors contributing to these changes are discussed above.

Liquidity and Capital Resources

The Company had available a $5,000,000 revolving credit facility at September 30, 2002 that was to expire on June 1, 2002 and had been extended to September 1, 2002. The bank has provided an additional extension of the facility to February 1, 2003, at which time the outstanding principal is due. The rate of interest on amounts borrowed against the revolving credit facility is based upon the New York prime rate plus 1% (5.75% at September 30, 2002). Advances under this facility are limited to 50% of inventory (with a cap on inventory borrowings of $1,000,000) and 80% of receivables as defined in the agreement. The commitment contains various restrictive covenants, the most significant of which relates to limitations on capital expenditures ($1,000,000 annually without bank consent). In addition, the Company is required to generate an increase in its dollar amount of net worth annually. The Company is seeking alternative financing to replace this loan. Should the Company not be able to secure alternative financing by the extended due date it will request an additional extension until such financing is secured. However, there is no assurance that such financing can be secured or the extension granted. Failure to secure such financing or receive such extension will result in a significant negative effect in the Company's liquidity.

At September 30, 2002, the Company had working capital of $202,000 as compared to negative working capital of ($3,885,000) at March 31, 2002. The Company's revolving bank line of credit is available for the Company's working capital requirements.

At September 30, 2002, $3,272,000 was outstanding under such revolving credit line and $390,000 was available for additional borrowing at that time.

On February 8, 1999, a $4,950,000 bank loan agreement was signed. The loan is collateralized by the Company's plant and equipment and guaranteed by the USDA. Provisions of the loan are as follows:

         A $3,960,000 commercial term note with interest fixed at 9.75 percent having an amortization period of 20 years with maturity in February 2019.

         A $990,000 commercial term note with interest fixed at 10.75 percent having an amortization period of 20 years with maturity in February 2019.

On May 23, 2001, a $2,000,000 bank loan agreement was signed. The loan is collateralized by a second position of the Company's plant and equipment. Provisions of the loan are as follows:

         A promissory note with interest payable at 1% above the rate of interest established by the bank as its national variable rate and principal repayable in four consecutive annual installments of $500,000 with the first such installment due on May 1, 2003 and the last such installment due on May 1, 2006.

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

Accounts receivable turnover is directly related to the sales volume in the month preceding the statement date. Therefore, any change in turnover rate is not attributable to rate of collections or changes in customer base.

For the six month period ended September 30, 2002, cash provided by operating activities was $1,091,000. A loss from operations of $856,000 decreased cash. In addition, increases in accounts receivable of $103,000 and a decrease in accounts payable of $1,585,000 provided cash in the period. Increases in inventory of $99,000 and an increase in prepaid expenses and other assets of $101,000 used cash.

Net cash used by investing activities was $278,000 for the period ended September 30, 2002, which represented purchase of property, plant and equipment.

Net cash used by financing activities was $689,000 for the period ended September 30, 2002. Payments of the revolving credit loan of $472,000 decreased cash. Cost of stock issuance of $100,000 and net payments of long-term debt and notes of $117,000 used cash in the period.

In the six month period ended September 30, 2002, the Company spent $278,000 on plant machinery and improvements most of which were related to the packaging room and plant operation. These expenditures were considered necessary to competitively enter new markets. The Company has budgeted approximately $1,000,000, $200,000 of which is earmarked to complete current projects in process and $800,000 of which is budgeted for additional capital expenditures during the fiscal year ended March 31, 2003. The Company anticipates financing a significant portion of these expenditures; however, the ability to obtain such financing cannot be assured.
                                       12

The Company presently is seeking to replace its $5,000,000 secured revolving credit line, the maturity of which has been extended to February 1, 2003. The Company estimates that based on current plans and its ability to replace or extend the revolving line of credit, its resources, including revenues from operations and utilization of its revolving credit lines, should be sufficient to meet anticipated needs for at least 12 months. Failure to secure such financing or receive such extension will result in a significant negative effect on the Company's liquidity.
..

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

The Company is subject to interest rate exposure on variable rate debt. The amount of that debt at balance sheet date, September 30, 2002 and March 31, 2002, amounted to $5,271,000, and $5,744,000, respectively. In as much as this debt is based upon the Prime Rate plus 1%, the cost of this debt will increase or decrease accordingly with changes in the prime rate.

The Company has exposure to the commodity price for cheese, dry whey and fluid milk. We have addressed these exposures in the general paragraph of Item 2-MD&A.


ITEM 4. CONTROLS AND PROCEDURES

Within 90 days prior to the date of filing this Quarterly Report on Form 10-Q, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the CEO and CFO, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based upon that evaluation, the Company's CEO and CFO concluded that the Company's disclosure controls and procedures are effective in timely alerting them to material information relating to the company required to be included in the Company's periodic SEC filings. Subsequent to the date of that evaluation, there have been no significant changes in the Company's internal controls or in other factors that could significantly affect internal controls, nor were any corrective actions required with regard to significant deficiencies and material weaknesses.

                           PART II- OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K

         (a) Exhibits


         Exhibit 99.1 Certification of Periodic Report dated November 14, 2002

         Exhibit 99.2 Certification of Periodic Report dated November 14, 2002

         Exhibit 99.3 Certification of Periodic Report dated November 14, 2002




         (b) Reports on Form 8-K

         Current Report on Form 8-K, filed July 11, 2002, relating to the transaction between the Company and St. Alban's Cooperative Creamery, Inc.

                                   SIGNATURES


Pursuant to the requirements of the Securities and Exchange Act of 1934, registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

November 14, 2002


                            Lucille Farms, Inc.
                            ------------------------------
                            (Registrant)


                            By: /s/ Jay M. Rosengarten
                                --------------------------
                                Jay M. Rosengarten
                                Chief Executive Officer

                             By:/s/ Alfonso Falivene
                                --------------------------
                                Alfonso Falivene
                                President


                            By:/s/ Albert N. Moussab
                                --------------------------
                                Albert N. Moussab
                                Chief Financial Officer
                                (Principal Financial Officer)

                                  CERTIFICATION

         I, Jay M. Rosengarten, Chief Executive Officer of Lucille Farms, Inc. (the "Registrant"), certify that:

1.       I have reviewed this quarterly report on Form 10-Q of the Registrant;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in this quarterly report;

4. The Registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Registrant and we have:

         a) designed such disclosure controls and procedures to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to me by others within those entities, particularly during the period in which this quarterly report is being prepared;

         b) evaluated the effectiveness of the Registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

         c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The Registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the Registrant's auditors and the audit committee of Registrant's board of directors (or persons performing the equivalent function):

         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the Registrant's ability to record, process, summarize and report financial data and have identified for the Registrant's auditors any material weaknesses in internal controls; and

         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant's internal controls; and

     6. The Registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated:   November 14, 2002

By:/s/ Jay M. Rosengarten
---------------------------------
Jay m. Rosengarten
Chief Executive Officer

                                  CERTIFICATION

         I, Alfonso Falivene, President of Lucille Farms, Inc. (the "Registrant"), certify that:

5.       I have reviewed this quarterly report on Form 10-Q of the Registrant;

6. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

7. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in this quarterly report;

8. The Registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Registrant and we have:

         a) designed such disclosure controls and procedures to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to me by others within those entities, particularly during the period in which this quarterly report is being prepared;

         b) evaluated the effectiveness of the Registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

         c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The Registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the Registrant's auditors and the audit committee of Registrant's board of directors (or persons performing the equivalent function):

         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the Registrant's ability to record, process, summarize and report financial data and have identified for the Registrant's auditors any material weaknesses in internal controls; and

         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant's internal controls; and

     6. The Registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated:   November 14, 2002

By:/s/ Alfonso Falivene
------------------------------
Alfonso Falivene
President

                                  CERTIFICATION

         I, Albert N. Moussab, Chief Financial Officer of Lucille Farms, Inc. (the "Registrant"), certify that:

9.       I have reviewed this quarterly report on Form 10-Q of the Registrant;

10. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

11. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in this quarterly report;

12. The Registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Registrant and we have:

         a) designed such disclosure controls and procedures to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to me by others within those entities, particularly during the period in which this quarterly report is being prepared;

         b) evaluated the effectiveness of the Registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

         c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The Registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the Registrant's auditors and the audit committee of Registrant's board of directors (or persons performing the equivalent function):

         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the Registrant's ability to record, process, summarize and report financial data and have identified for the Registrant's auditors any material weaknesses in internal controls; and

         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant's internal controls; and

     6. The Registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated:   November 14, 2002

By:/s/ Albert N. Moussab
----------------------------------
Albert N. Moussab
Chief Financial Officer

EXHIBIT INDEX


Exhibit Number
                   Description of Exhibit
---------------    ------------------------------------------------------------



99.1*              Certification of Periodic Report dated November 14, 2002

99.2*              Certification of Periodic Report dated November 14, 2002

99.3*              Certification of Periodic Report dated November 14, 2002

*        Filed herewith