Form 10-Q
period 2002-12-31
LUCILLE FARMS INC
filed 2003-02-19
CIK 908179

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

           (x) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                       SECURITIES AND EXCHANGE ACT OF 1934

                For the Quarterly period Ended: December 31, 2002


                         Commission File Number 1-12506
                         ------------------------------

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

Former name, former address and former fiscal year, if changed since last report. N/A
        ---
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES x NO
                                      ---   ----
Indicate by check mark whether the registrant is an accelerated filer (as
defined in rule 12b-2 of the Exchange Act. YES    NO x
                                              ---   ---
The number of shares of Registrant's common stock, par value $.001 per share, outstanding as of February 12, 2003 was 3,284,775.

Item 1. Financial Statements

                               LUCILLE FARMS, INC.
                           CONSOLIDATED BALANCE SHEETS
                                     ASSETS


                                                                                        DECEMBER 31, 2002    MARCH 31, 2002
                                                                                        -----------------    ---------------
                                                                                           (UNAUDITED)

CURRENT ASSETS:

Cash                                                                                     $       143,000     $       175,000

Accounts receivable, net of allowances of
  $107,000 at December 31, 2002 and
  $144,000 at March 31, 2002                                                                   3,504,000           3,688,000

Inventories                                                                                    2,324,000           3,169,000

Deferred income taxes                                                                             72,000              72,000

Prepaid expenses and other current assets                                                        679,000             164,000
                                                                                         ---------------     ---------------

       Total Current Assets                                                                    6,722,000           7,268,000
                                                                                         ---------------     ---------------

PROPERTY, PLANT AND EQUIPMENT, NET                                                            10,194,000          10,503,000
                                                                                         ---------------     ---------------

OTHER ASSETS:

Due from officers                                                                                101,000             101,000

Deferred loan costs, net                                                                         396,000             250,000

Other                                                                                            103,000             118,000
                                                                                         ---------------     ---------------

     Total Other Assets                                                                          600,000             469,000
                                                                                         ---------------     ---------------

     TOTAL ASSETS                                                                        $    17,516,000     $    18,240,000
                                                                                         ---------------     ---------------


                 See notes to consolidated financial statements

                               LUCILLE FARMS, INC.
                           CONSOLIDATED BALANCE SHEETS
                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                                        DECEMBER 31, 2002    MARCH 31, 2002
                                                                                        -----------------    ---------------
                                                                                           (UNAUDITED)

CURRENT LIABILTIES:

Revolving credit loan                                                                    $     2,742,000     $     3,744,000

Accounts payable                                                                               2,845,000           6,824,000

Current portion of long-term debt                                                                726,000             201,000

Accrued expenses                                                                                 552,000             384,000
                                                                                         ---------------     ---------------

    Total Current Liabilities                                                                  6,865,000          11,153,000
                                                                                         ---------------     ---------------

LONG-TERM LIABILITIES:

Long-term debt, net of current portion                                                         7,186,000           6,771,000

Deferred income taxes                                                                             72,000              72,000
                                                                                         ---------------     ---------------

    Total Long-term Liabilities                                                                7,258,000           6,843,000
                                                                                         ---------------     ---------------

    TOTAL LIABILITIES                                                                         14,123,000          17,996,000
                                                                                         ---------------     ---------------

STOCKHOLDERS' EQUITY:

Preferred Stock- face value 250,000 shares authorized:
         216 shares Series A convertible
         issued and outstanding                                                                    1,000               1,000

         583 shares Series B convertible
         issued and outstanding                                                                    1,000                --

Common stock, $ 0.001 per value,
25,000,000 shares authorized 3,284,775 shares issued                                               3,000               3,000
at December 31, 2002 and 3,021,342 shares issued at
March 31, 2002

Additional paid-in capital                                                                     8,425,000           5,001,000

Accumulated deficit                                                                           (4,872,000)         (4,596,000)
                                                                                         ---------------     ---------------
                                                                                               3,558,000             409,000

Less: 69,900 shares of treasury stock, at cost                                                  (165,000)           (165,000)
                                                                                         ---------------     ---------------

Total Stockholders' Equity                                                                     3,393,000             244,000
                                                                                         ---------------     ---------------

TOTAL LIABILITIES AND
STOCKHOLDERS' EQUITY                                                                     $    17,516,000     $    18,240,000
                                                                                         ---------------     ---------------



                 See notes to consolidated financial statements

                               LUCILLE FARMS, INC.
                      CONSOLIDATED STATEMENT OF OPERATIONS
              FOR THE NINE MONTHS ENDED DECEMBER 31, 2002 AND 2001
                                   (UNAUDITED)

                                                                                              2002                2001
                                                                                         ---------------     ---------------

SALES                                                                                    $    28,262,000     $    34,698,000

COST OF SALES                                                                                 27,522,000          33,381,000
                                                                                         ---------------     ---------------

GROSS PROFIT                                                                                     740,000           1,317,000
                                                                                         ---------------     ---------------

EXPENSE (INCOME):

SELLING                                                                                          553,000             482,000

GENERAL AND ADMINISTRATIVE                                                                       739,000             742,000

INTEREST INCOME                                                                                   (5,000)             (7,000)

INTEREST EXPENSE                                                                                 603,000             646,000
                                                                                         ---------------     ---------------

TOTAL EXPENSE (INCOME)                                                                         1,890,000           1,863,000
                                                                                         ---------------     ---------------

(LOSS) BEFORE INCOME TAXES AND EXTRAORDINARY ITEM                                             (1,150,000)           (546,000)

(PROVISION) FOR INCOME TAXES                                                                      (1,000)             (2,000)
                                                                                         ---------------     ---------------

(LOSS) BEFORE EXTRAORDINARY ITEM                                                              (1,151,000)           (548,000)
EXTRAORDINARY ITEM: GAIN ON DEBT RESTUCTURING NET                                                875,000                --
                                                                                         ---------------     ---------------
NET LOSS                                                                                 $      (276,000)    $      (548,000)

NET INCOME (LOSS)PER SHARE
       BASIC AND DILUTED:
           Income (loss) before extraordinary item                                       $          (.35)    $          (.18)
           Extraordinary item                                                            $           .27                --
           Net loss                                                                      $          (.08)    $          (.18)

WEIGHTED AVERAGE SHARES
 OUTSTANDING USED TO COMPUTE
 NET INCOME PER SHARE
              : BASIC                                                                          3,299,120           2,964,709
                                                                                         ---------------     ---------------
              : DILUTED                                                                        3,299,120           2,964,709
                                                                                         ---------------     ---------------


                 See notes to consolidated financial statements

                               LUCILLE FARMS, INC.
                      CONSOLIDATED STATEMENT OF OPERATIONS
              FOR THE THREE MONTHS ENDED DECEMBER 31, 2002 AND 2001
                                   (UNAUDITED)

                                                                                              2002                2001
                                                                                         ---------------     ---------------

SALES                                                                                    $     9,746,000     $     9,568,000

COST OF SALES                                                                                  9,374,000           9,861,000
                                                                                         ---------------     ---------------

GROSS PROFIT                                                                                     372,000            (293,000)
                                                                                         ---------------     ---------------

OTHER EXPENSE (INCOME):

    SELLING                                                                                      206,000             195,000

    GENERAL AND ADMINSTRATIVE                                                                    265,000             251,000

    INTEREST INCOME                                                                                    0              (1,000)

    INTEREST EXPENSE                                                                             196,000             197,000
                                                                                         ---------------     ---------------

TOTAL OTHER EXPENSE (INCOME)                                                                     667,000             642,000
                                                                                         ---------------     ---------------

INCOME(LOSS) BEFORE INCOME TAXES                                                                (295,000)           (935,000)

(Provision) for income taxes                                                                           0              (1,000)
                                                                                                             ---------------

NET LOSS                                                                                 $      (295,000)    $      (934,000)
                                                                                         ---------------     ---------------

NET INCOME(LOSS)PER SHARE
              : Basic                                                                    $          (.09)    $          (.32)
                                                                                         ---------------     ---------------
              : Diluted                                                                  $          (.09)    $          (.32)
                                                                                         ---------------     ---------------

WEIGHTED AVERAGE SHARES
OUTSTANDING USED TO COMPUTE
NET INCOME PER SHARE
              :Basic                                                                           3,284,775           2,951,442
                                                                                         ---------------     ---------------
              :Diluted                                                                         3,284,775           2,951,442
                                                                                         ---------------     ---------------


                 See notes to consolidated financial statements

                               LUCILLE FARMS, INC.
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (UNAUDITED)

                                                                                            NINE MONTHS ENDED DECEMBER 31,
                                                                                         -----------------------------------
                                                                                              2002                2001
                                                                                         ---------------     ---------------

CASH FLOWS FROM OPERATING ACTIVITES:

NET INCOME(LOSS)                                                                         $      (276,000)    $      (548,000)

Adjustments to reconcile net (loss)/
income to net cash (used) by
operating activities:
Gain on debt restructuring                                                                      (875,000)               --
Value of options issued for service                                                                 --                 6,000
Depreciation and amortization                                                                    638,000             533,000
Provision for doubtful accounts                                                                   63,000              16,000

(Increase) decrease in assets:
Accounts receivable                                                                              121,000           1,092,000
Inventories                                                                                      845,000            (972,000)
Prepaid expenses and other current assets                                                       (515,000)              2,000
Other assets                                                                                    (131,000)            (35,000)
Increase (decrease) in liabilities
Accounts payable                                                                               1,520,000             324,000
Accrued expenses                                                                                 169,000             (46,000)
                                                                                         ---------------     ---------------
Net cash provided (used) by operating activities                                               1,559,000             372,000
                                                                                         ---------------     ---------------

CASH FLOW FROM INVESTING ACTIVITIES:
Purchase of property, plant equipment                                                           (330,000)         (1,187,000)
                                                                                         ---------------     ---------------
Net Cash (used by) Investing Activities                                                         (330,000)         (1,187,000)
                                                                                         ---------------     ---------------

CASH FLOW FROM FINANCING ACTIVITIES:
 (Payments of) proceeds from revolving credit loan-net                                        (1,001,000)           (961,000)
(Payments of) proceeds from long-term debt and notes - net                                      (260,000)          1,801,000
                                                                                         ---------------     ---------------

Net Cash (Used) Provided by Financing Activities                                              (1,261,000)            840,000
                                                                                         ---------------     ---------------

NET INCREASE IN CASH                                                                             (32,000)             25,000
CASH -BEGINNING                                                                                  175,000             212,000
                                                                                         ---------------     ---------------

CASH -ENDING                                                                             $       143,000     $       237,000
                                                                                         ---------------     ---------------


                 See notes to consolidated financial statements

                               LUCILLE FARMS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. The Consolidated Balance Sheet as of December 31, 2002,the Consolidated Statement of Operations for the three and nine month periods ended December 31, 2002 and 2001 and the Consolidated Statement of Cash Flows for the nine month periods ended December 31, 2002 and 2001 have been prepared by the Company without audit. In the opinion of management, the accompanying consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the financial position of Lucille Farms, Inc. as of December 31, 2002, the results of its operations for the three months and nine months ended December 31, 2002 and 2001 and its cash flows for the nine months ended December 31, 2002 and 2001.

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

2. The results of operations for the three and nine months ended December 31, 2002 are not necessarily indicative of the results to be expected for the entire fiscal year.

3.       Inventories are summarized as follows:

                                           December 31, 2002       March 31,2002

          Finished goods                        $1,347,000            $2,244,000
          Raw Materials                            502,000               281,000
          Supplies and Packaging                   475,000               644,000
                                                ----------            ----------

                                                $2,324,000            $3,169,000
                                                ----------            ----------

4. In May 2001, the Company obtained a $2,000,000 bank loan. The loan collateralized by the Company's plant and equipment, bears interest at 1% above the bank's national variable rate. The loan is due in annual principal installments of $500,000 beginning May 2003. Interest is payable monthly. The first installment, due May 2003, has been classified as a current liability at December 31, 2002.

         The Company is presently seeking to replace its $4,000,000 secured revolving credit line, the maturity of which has been extended to June 1, 2003. Should the Company not be able to secure alternative financing by the extended due date it will request an additional extension of this maturity until such financing is secured. However, there can be no assurance that such financing can be secured or the extension granted. Should the Company be unable to secure such financing or receive such extension it will result in a significant negative effect on the Company's liquidity.

5. Income (loss) per share of common stock was computed by dividing net income (loss) by the weighted average number of common shares outstanding during the period in accordance with the provisions of the Statement of Financial Accounting Standards No. 128. Basic and diluted per share amounts are the same for the three and nine months periods ended December 31, 2002, since the effect of stock options would be antidilutive and therefore not taken into consideration. Conversion of preferred stock was not taken into consideration since the effect would be antidilutive.

6. For the nine months ended December 31, 2002, non-cash investing and financing activities were $5,500,000 for accounts payable restructuring for a value ascribed to common stock, preferred stock, warrants and debt issued in connection with the restructuring of $4,500,000.

         For the nine months ended December 31, 2001, non-cash investing and financing activities were $540,000 for preferred stock issued for equipment.

         The Company paid interest of approximately $603,000 and $646,000 for the nine months ended December 31, 2002 and 2001, respectively.

         The company paid no income taxes for the nine months ended December 31, 2002 and 2001.

7. We adopted FAS 144 "accounting for the Impairment of Disposal of Long-Lived Assets", on April 1, 2002. FAS 144 supersedes FAS 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of". The primary objectives of FAS 144 are to develop on accounting model based on the framework established in FAS 121 for long-lived assets to be disposed of by sale, and to address significant implementation issues. Our adoption of FAS 144 did not have a material impact on our financial position or results of operations.

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

8. In May 2002, the Company restructured $5,500,000 of accounts payable from its main supplier thorough the issuance of 333,333 shares of common stock, 583 shares of Series B Preferred Stock with a detachable 10-year warrant and a $1,000,0000 convertible note payable in April 2005, which had an ascribed value of approximately $4,500,000.

         The restructuring resulted in an extraordinary gain of $875,000, net of expenses of $125,000 and income taxes calculated to be zero due to the offset of net operating loss carry forwards previously unrealized.

9. In June 2002, the Company issued a 10-year warrant to B & W Investment Associates, a partnership in which a director of the Company is a partner to purchase 500,000 shares of common stock at $3.00 per share. The warrant was issued to satisfy outstanding professional services in connection with the restructuring of accounts payable.

10. In October 2002, the Company entered into an employment agreement with its chief executive officer which included a ten year option to purchase 250,000 shares of common stock at $3.00 per share, which vest over a four-year period.

11. On November 1, 2002 the 2002 Stock Option Plan ("Plan") became effective. The Plan allows a maximum of 1,000,000 shares of common stock to be issued of which options to purchase 275,000 shares have been granted.

         The Plan authorizes the granting of incentive stock options to the Company's employees and non-statutory stock options to the Company's employees, directors and certain consultants and advisors. The options to be granted are intended to receive incentive stock option tax treatment pursuant to section 422 of the Internal Revenue Code.

         The Plan provides that the Board of Directors, or committee of the Board, shall administer the Plan, and shall have the authority to interpret and prescribe, amend and rescind the rules and regulations relating thereto. Unless previously terminated in certain circumstances, the Plan will terminate on October 30, 2012.

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

THREE MONTHS ENDED DECEMBER 31, 2002 COMPARED TO THREE MONTHS ENDED DECEMBER 31, 2001.

 Sales for the three months ended December 31, 2002 increased to $9,746,000 from $9,568,000 for the comparable period in 2001, an increase of $178,000 (or 1.9%). Approximately $370,000 (or 207.8%) of such increase was due to an increase in the number of pounds of cheese sold while a decrease in the sale of whey accounted for $192,000 (or 107.8%).

During the three month period ended December 31, 2002, the average quarterly selling price of cheese was approximately $1.31. During the three month period ended December 31, 2001, the average quarterly selling price was approximately $1.37. There is no way to predict the trend of block cheddar prices on the Chicago Mercantile Exchange and, therefore, we can provide no guidance as to the future range of selling prices for commodity cheese.

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

In the three month period ended December 31, 2002, and December 31, 2001, sales of whey amounted to $577,000 and $769,000, respectively.

Cost of sales and gross profit margin for the three months ended December 31, 2002 were $9,374,000 (or 96.2% of sales) and $372,000 (or 3.8% of sales), respectively, compared to a cost of sales and gross profit margin of $9,861,000 (or 103.1% of sales) and $(293,000) (or 3.1% of sales), respectively, for the comparable period in 2001. The cost of sales and corresponding increase in gross profit margin for 2002 as a percentage of sales was the result of lower raw material costs and a reduction of payroll costs for the period.

Selling, general and administrative expenses for the three month period ended December 31, 2002 amounted to $471,000 (or 4.8% of sales) compared to $446,000 (or 4.7% of sales) for the comparable period in 2001. The company is currently classifying all freight expense as a component of cost of sales and has reclassified prior years to conform.

Selling expenses are mainly variable in nature. The most significant amount in selling expense is sales commission expense, which was $73,000 and $108,000 in 2002 and 2001, respectively. The decrease resulted from a decrease in commissionable sales in the period ended December 31, 2002. General and administrative expenses were up slightly due to increased professional fees.

Interest expense (net) for the period ended December 31, 2002 amounted to $196,000 compared to $197,000 for the period ended December 31, 2001, virtually the same for each period.

The provision for income tax for the periods ended December 31, 2002, and 2001 of $0.00 and ($1,000), respectively, reflect minimum state taxes with the tax benefits of operating losses being offset by the effect of changes in the valuation allowance. Such amounts are re-evaluated each period based on the results of the operations.

The Company's net loss of $295,000 for the three month period ended December 31, 2002, represents a decrease of $639,000 from the net loss of $934,000 for the comparable period in 2001. The primary factors contributing to these changes are discussed above.

NINE MONTHS ENDED DECEMBER 31, 2002, COMPARED TO NINE MONTHS ENDED DECEMBER 31, 2001.

Sales for the nine months ended December 31, 2002 were $28,262,000 down from $34,698,000 for the comparable period in 2001, a decrease of $6,436,000 (or 18.5%). Approximately $6,172,000 (or 95.7%) of such amount was due to a decrease in the average selling price of cheese. This was offset by $708,000 (or 11.0%) increase of pounds of cheese sold. Whey sales decreased to $1,426,000 from $2,408,000, a decline of approximately $982,000 (or 15.3%) due to falling prices and less volume.

Cost of sales and gross profit margins for the nine months ended December 31, 2002, was $27,522,000 (or 97.4%) of sales and $740,000 (or 2.6%) of sales respectively, compared to a cost of sales and gross profit margin of $33,381,000 (or 96.2%) of sales and $1,317,000 (or 3.8%) of sales respectively for the comparable period in 2001. The increase in the cost of sales and corresponding decrease in gross profit margin in 2002 was primarily due to a decline in the cheddar block market.

Selling, general and administrative expenses for the nine months ended December 31, 2002, amounted to $1,292,000 (or 4.6% of sales) compared to $1,224,000 (or
3.5% of sales) for the comparable period in 2001. The increase in selling, general and administrative expenses were primarily due to an increase in sales promotion expense, commissionable sales, and business travel expenses.

Interest expense (net) for the nine months ended December 31, 2002, amounted to $598,000 compared to $639,000 for the nine months ended December 31, 2002, a decrease of $41,000.

The provision for income tax for the nine month period ended December 31, 2002, of $1000 and December 31, 2001 of $2,000 reflect minimum state taxes. Charges for federal taxes were offset by changes in the valuation allowances for the nine months ended December 31, 2002, and December 31, 2001. Such amounts are re-evaluated each quarter based in the results of operations.

The company's net loss of $276,000 for the nine months ended December 31, 2002, represents a decrease of $272,000 from the net loss of $548,000 for the comparable period in 2001. The primary factors contributing to these changes are discussed above, including the restructuring of $5,500,000 of accounts payable resulting in an extraordinary gain of $875,000 during May 2002.

Liquidity and Capital Resources

The Company had available a $5,000,000 revolving credit facility at December 31, 2002 that was to expire on June 1, 2002 and had been extended to February 1, 2003. The bank has provided an additional extension of the facility to June 1, 2003, and has reduced the maximum amount available from $5,000,000 to $4,000,000, at which time the outstanding principal is due. The rate of interest on amounts borrowed against the revolving credit facility is based upon the New York prime rate plus 1% (5.25% at December 31, 2002). Advances under this facility are limited to 50% of inventory (with a cap on inventory borrowings of $1,000,000) and 80% of receivables as defined in the agreement. The commitment contains various restrictive covenants, the most significant of which relates to limitations on capital expenditures ($1,000,000 annually without bank consent). In addition, the Company is required to generate an increase in its dollar amount of net worth annually. The Company is seeking alternative financing to replace this loan. Should the Company not be able to secure alternative financing by the extended due date it will request an additional extension until such financing is secured. However, there is no assurance that such financing can be secured or the extension granted. Failure to secure such financing or receive such extension will result in a significant negative effect in the Company's liquidity.

At December 31, 2002, the Company had negative working capital of $(243,000) as compared to negative working capital of ($3,885,000) at March 31, 2002. The Company's revolving bank line of credit is available for the Company's working capital requirements.

At December 31, 2002, $2,742,000 was outstanding under such revolving credit line and $740,000 was available for additional borrowing at that time.

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

The Company's major source of external working capital financing has been the revolving line of credit. For the foreseeable future the Company believes that the Company's revolving line of credit will continue to represent the major source of working capital financing. However, there is no assurance that replacement of the revolving line or an extension thereof can be secured and failure to secure such replacement financing or extension can have a significant negative effect on the Company's liquidity.

Accounts receivable turnover is directly related to the sales volume in the month preceding the statement date. Therefore, any change in turnover rate is not attributable to rate of collections or changes in customer base.

For the nine-month period ended December 31, 2002, cash provided by operating activities was $1,559,000. A loss from operations before extraordinary item of $1,151,000 decreased cash. In addition, decreases in accounts receivable and inventory and increases in accounts payable and accrued expenses provided cash of $2,536,000 in the period. Increases in prepaid expenses and other assets of $527,000 used cash in the period.

Net cash used by investing activities was $330,000 for the period ended December 31, 2002, which represented purchase of property, plant and equipment.

Net cash used by financing activities was $1,261,000 for the period ended December 31, 2002. Payments of the revolving credit loan of $1,001,000 decreased cash. Payments of long-term debt and notes of $160,000 provided cash in the period.

The Company presently is seeking to replace its $5,000,000 secured revolving credit line, the maturity of which has been extended to June 1, 2003. The Company estimates that based on current plans and its ability to replace or extend the revolving line of credit, its resources, including revenues from operations and utilization of its revolving credit lines, should be sufficient to meet anticipated needs for at least 12 months. Failure to secure such financing or receive such extension will result in a significant negative effect on the Company's liquidity.

The Company's website is www.lucille-farms.com. The Company is in the process of updating of its website to enable users to access its filings with the SEC as soon as reasonably practicable. When updated, the Company will make available, free of charge through its website, its annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and all amendments to those reports as soon as reasonably practicable after such material is electronically filed with or furnished to the SEC. Until such time as the website is updated, the Company will provide electronic or paper copies free of charge upon request.

Safe Harbor Statement

This Quarterly Report on Form 10-Q (and any other reports issued by the Company from time to time) contains certain forward-looking statements made in reliance upon the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements are based on current expectations that involve numerous risks and uncertainties. Actual results could differ materially from those anticipated in such forward-looking statements as a result of various known and unknown factors including, without limitation, future economic, competitive, regulatory, and market conditions, future business decisions, the uncertainties inherent in the pricing of cheese on the Chicago Mercantile Exchange upon which the Company's prices are based, changes in consumer tastes, fluctuations in milk prices, and those factors discussed above under Management's Discussion and Analysis of Financial Condition and Results of Operations. Words such as "believes," "anticipates," "expects," "intends," "may," and similar expressions are intended to identify forward-looking statements, but are not the exclusive means of identifying such statements. The Company undertakes no obligation to revise any of these forward-looking statements.

ITEM 3. QUALITATIVE AND QUANTITATIVE DISCLOSURE ABOUT MARKET RISK

The registrant does not utilize market rate sensitive instruments for trading or other purposes.

The Company is subject to interest rate exposure on variable rate debt. The amount of that debt at balance sheet date, December 31, 2002 and March 31, 2002 amounted to $4,742,000, and $5,744,000, respectively. In as much as this debt is based upon the Prime Rate plus 1%, the cost of this debt will increase or decrease accordingly with changes in the prime rate.

The Company has exposure to the commodity price for cheese, dry whey and fluid milk. We have addressed these exposures in the general paragraph of MD&A Item 2.


ITEM 4. CONTROLS AND PROCEDURES

Within 90 days prior to the date of filing this Quarterly Report on Form 10-Q, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the CEO and CFO, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based upon that evaluation, the Company's CEO and CFO concluded that the Company's disclosure controls and procedures are effective in timely alerting them to material information relating to the company required to be included in the Company's periodic SEC filings. Subsequent to the date of that evaluation, there have been no significantly changes in the Company's internal controls or in other factors that could significantly affect internal controls, nor were any corrective actions required with regard to significant deficiencies and material weaknesses.

                           Part II - Other Information

Item 4.  Controls and Procedures

An annual meeting of Stockholders' was held on December 20, 2002. The matters voted on at the meeting and the votes cast were as follows:

         (a) The following directors were appointed to serve as directors until the Annual Meeting of Stockholders of the Company to be held in the year 2003:

                                               VOTES FOR        VOTES WITHHELD
                                               ---------        --------------
                  Mr. Alfonso Falivene         2,647,041           1,221,067
                  Mr. Howard Breslow           2,647,041           1,221,067
                  Mr. Jay Rosengarten          2,647,041           1,221,067
                  Mr. Leon Berthiaume          2,647,041           1,221,067
                  Mr. George Bell              2,647,041           1,221,067
                  Mr. Ralph Singer             2,647,041           1,221,067

         (b) The approval of the issuance of shares of common stock in connection with a financing transaction with St. Albans Cooperative Creamery, Inc.

                  FOR               AGAINST          ABSTAIN
                  ---               -------          -------

                  1,518,092           4,600              200

         (c) Approval to amend the Company's Certificate of Incorporation to increase the authorized shares of common stock from 10,000,000 shares to 25,000,000 shares.

                  FOR               AGAINST          ABSTAIN
                  ---               -------          -------

                  2,642,812           6,850                0

         (d)      Approval of the 2002 Stock Option Plan.

                  FOR               AGAINST          ABSTAIN
                  ---               -------          -------

                  2,100,172         222,000                0

         (e) The selection of Wiss & Company as independent auditors for the year ending March 31, 2003 was ratified.

         FOR               AGAINST          ABSTAIN
         ---               -------          -------

         2,648,941             900              100

Item 6.  Exhibits and Reports on Form 8-K

         (a)      Exhibits

         Exhibit 99.1 Certification of Periodic Report dated February 14, 2003

         Exhibit 99.2 Certification of Periodic Report dated February 14, 2003

         Exhibit 99.3 Certification of Periodic Report dated February 14, 2003

         (b)      Reports on Form 8-K

         Current Report on Form 8-K filed November 11, 2002, relating to the transaction between the Company and St. Albans Cooperative Creamery, Inc.

         Current Report on Form 8-K filed November 21, 2002, relating to the transaction between the Company and St. Albans Cooperative Creamery, Inc.

         Current Report on Form 8-K filed December 5, 2002, relating to the transaction between the Company and St. Albans Cooperative Creamery, Inc.

                                   SIGNATURES


Pursuant to the requirements of the Securities and Exchange Act of 1934, registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

February 14, 2003


                                            Lucille Farms, Inc.
                                            ----------------------------
                                            (Registrant)


                                            By:/s/ Jay M. Rosengarten
                                                   -------------------------
                                                   Jay M. Rosengarten
                                                   Chief Executive Officer

                                            By:/s/ Albert N. Moussab
                                                   -------------------------
                                                   Albert N. Moussab
                                                   Chief Financial Officer
                                                   (Principal Financial Officer)

                                  CERTIFICATION

         I, Jay Rosengarten, Chief Executive Officer of Lucille Farms, Inc. (the "Company"), certify that:

    1.   I have reviewed this quarterly report on Form 10-Q of the Company;

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

    4. The Company's other certifying officers and I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

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

    5. The Company's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

    6. The Company's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated:   February 14, 2003

By: /s/ Jay M. Rosengarten
--------------------------
Jay Rosengarten
Chief Executive Officer

                                  CERTIFICATION

         I, Albert N. Moussab, Chief Financial Officer of Lucille Farms, Inc. (the "Company"), certify that:

    5.   I have reviewed this quarterly report on Form 10-Q of the Company;

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

    8. The Company's other certifying officers and I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

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

    5. The Company's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

    6. The Company's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated:   February 14, 2003

By: /s/ Albert N. Moussab
-------------------------
Albert N. Moussab
Chief Financial Officer

EXHIBIT INDEX


Exhibit Number     Description of Exhibit
---------------    -------------------------------------------------------------


99.1*              Certification of Periodic Report dated February 14, 2003

99.2*              Certification of Periodic Report dated February 14, 2003




*        Filed herewith