Form 10-Q/A
period 2002-06-30
LUCILLE FARMS INC
filed 2003-02-20
CIK 908179

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                  FORM 10-Q/A

                                  AMENDMENT I

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITITES AND EXCHANGE ACT OF 1934

                        For the Quarterly Period Ended:
                                 June 30, 2002
                         Commission File Number 1-12506


                               LUCILLE FARMS INC.
                               ------------------
             (Exact Name of Registrant as Specified in its charter)

                  Delaware                            13-2963923
          ------------------------               ---------------------
        (State or other Jurisdiction               (I.R.S. Employer
              of Incorporation)                 Identification number)

        150 River Road, P.O. Box 517
            Montville, New Jersey                      07045
            ---------------------                      -----
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

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements


                              LUCILLE FARMS, INC.
                           CONSOLIDATED BALANCE SHEET
                                     ASSETS


                                         JUNE  30, 2002       MARCH 31, 2002
                                         --------------       --------------
                                          (UNAUDITED)
CURRENT ASSETS:

Cash and cash equivalents                  $   120,000         $   175,000

Accounts receivable, net                     2,999,000           3,688,000
of allowances of $109,000
at June 30, 2002 and $144,000
at March 31, 2002

Inventories                                  3,015,000           3,169,000

Deferred income taxes                           72,000              72,000

Prepaid expenses and other
current assets                                 359,000             164,000
                                           -----------         -----------

    Total current assets                     6,565,000           7,268,000
                                           -----------         -----------

PROPERTY, PLANT AND EQUIPMENT, NET          10,512,000          10,503,000
                                           -----------         -----------

OTHER ASSETS:

Due from officers                              101,000             101,000

Deferred loan costs, net                       245,000             250,000

Other                                          108,000             118,000
                                           -----------         -----------

         Total other assets                    454,000             469,000
                                           -----------         -----------

         TOTAL ASSETS                      $17,531,000         $18,240,000
                                           -----------         -----------


                 See notes to consolidated financial statements

                               LUCILLE FARMS,INC.
                           CONSOLIDATED BALANCE SHEET
                      LIABILITIES AND STOCKHOLDER'S EQUITY


          `                                                  JUNE 30, 2002        MARCH 31, 2002
                                                             -------------        --------------
     `                                                       (UNAUDITED)

CURRENT LIABILITES:

Revolving credit loan                                         $  2,784,000          $  3,744,000

Accounts payable                                                 2,373,000             6,824,000

Current portion of long-term debt                                  701,000               201,000

Accrued expenses                                                   481,000               384,000
                                                              ------------          ------------

    Total Current Liabilities                                    6,339,000            11,153,000
                                                              ------------          ------------

LONG-TERM LIABILITIES:

Long-term debt                                                   7,308,000             6,771,000

Deferred income taxes                                               72,000                72,000
                                                              ------------          ------------

     Total Long-Term Liabilities                                 7,380,000             6,843,000
                                                              ------------          ------------

     TOTAL LIABILITIES                                          13,719,000            17,996,000
                                                              ------------          ------------

STOCKHOLDERS' EQUITY:

Preferred stock, $ 0.001 per value,
250,000 shares authorized:
216 shares Series A convertible
issued and outstanding                                               1,000                 1,000

583 shares Series B convertible
issued and outstanding                                               1,000                  --

Common stock, $ 0.001 per value,
10,000,000 shares authorized, 3,284,775 shares issued                3,000                 3,000
at June 30, 2002 and 3,021,342 shares issued at
March 31, 2002
Additional paid in capital                                       8,425,000             5,001,000

Accumulated deficit                                             (4,453,000)           (4,596,000)
                                                              ------------          ------------

                                                                 3,977,000               409,000

Less cost of 69,900 shares of treasury stock                      (165,000)             (165,000)
                                                              ------------          ------------

Total Stockholders' Equity                                       3,812,000               244,000
                                                              ------------          ------------

TOTAL LIABILITIES AND
STOCKHOLDERS' EQUITY                                          $ 17,531,000          $ 18,240,000
                                                              ------------          ------------

                 See notes to consolidated financial statements

                               LUCILLE FARMS, INC.
                      CONSOLIDATED STATEMENT OF OPERATIONS
                                   (UNAUDITED)

                                                                 THREE MONTHS
                                                                 ENDED JUNE 30,
                                                2002                  2001
                                           ------------          ------------
SALES                                      $  9,318,000          $ 12,136,000

COST OF SALES                                 9,415,000            11,284,000
                                           ------------          ------------

GROSS PROFIT (LOSS)                             (97,000)              852,000
                                           ------------          ------------

OTHER EXPENSE/(INCOME):

SELLING                                         176,000               149,000

GENERAL AND ADMINISTRATIVE                      258,000               260,000

INTEREST INCOME                                  (2,000)               (3,000)

INTEREST EXPENSE                                202,000               204,000
                                           ------------          ------------

TOTAL OTHER EXPENSE (INCOME)                    634,000               610,000
                                           ------------          ------------

 (LOSS)INCOME BEFORE INCOME
TAXES AND EXTRAORDINARY ITEM                   (731,000)              242,000

 (PROVISION) FOR INCOME TAXES                    (1,000)               (1,000)
                                           ------------          ------------

INCOME (LOSS) BEFORE EXTRAORDINARY
ITEM                                       $   (732,000)         $    241,000

EXTRAORDINARY ITEM: GAIN ON
DEBT RESTRUCTURING, NET                    $    875,000                  --
                                           ------------          ------------

NET INCOME                                 $    143,000          $    241,000
                                           ------------          ------------

EARNINGS PER SHARE
     BASIC:
         INCOME BEFORE
         EXTRAORDINARY ITEM                $       (.23)         $        .08

         EXTRAORDINARY ITEM                $        .28          $        .00

         NET INCOME                        $        .05          $        .08

     DILUTED:
         INCOME BEFORE
         EXTRAORDINARY ITEM                $       (.19)         $        .08

         EXTRAORDINARY ITEM                $        .23          $        .00

         NET INCOME                        $        .04          $        .08


WEIGHTED AVERAGE SHARES
OUTSTANDING USED TO COMPUTE
NET INCOME PER SHARE
        :BASIC                                3,118,109             2,971,342

        :DILUTED                              3,920,639             2,977,649



                 See notes to consolidated financial statements

                               LUCILLE FARMS, INC.
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (UNAUDITED)

                                                Three Months Ended June 30,
                                                2002                 2001
                                             -----------          -----------

Cash flows from operating activities:

NET INCOME                                   $   143,000          $   241,000

 Adjustments to reconcile net(loss)/
income To net cash provided(used) by
 operating activities:

 Gain on debt restructuring                     (875,000)                --
 Value of options issued for service                --                  2,000
 Depreciation and amortization                   210,000              154,000
 Provision for doubtful accounts                 (35,000)              21,000
(Increase) decrease in assets:
 Accounts receivable                             724,000             (203,000)
 Inventories                                     154,000             (722,000)
 Prepaid expenses and other current             (195,000)              10,000
 assets
 Other assets                                     10,000               (5,000)
 Increase (decrease) in liabilities
 Accounts payable                              1,049,000           (1,307,000)
 Accrued expenses                                 97,000             (177,000)
                                             -----------          -----------
Net Cash provided(used) by
 operating activities                          1,282,000           (1,986,000)
                                             -----------          -----------

CASH FLOW FROM INVESTING ACTIVITIES:

 Purchase of property, plant
 and equipment                                  (214,000)            (156,000)
                                             -----------          -----------
Net Cash (Used by) investing
 Activities                                     (214,000)            (156,000)
                                             -----------          -----------

CASH FLOW FROM FINANCING ACTIVITIES:
 (Payments of) proceeds from revolving
  credit loan-net                               (960,000)             243,000
(Payments of) proceeds from long-term
  debt and notes                                (163,000)           1,886,000
                                             -----------          -----------
Net Cash provided (used) by
 financing activities                         (1,123,000)           2,129,000
                                             -----------          -----------
NET (DECREASE) IN CASH AND
CASH EQUIVALENTS                                 (55,000)             (13,000)
CASH AND CASH EQUIVALENTS-BEGINNING              175,000              212,000
                                             -----------          -----------
CASH AND CASH EQUIVALENTS-ENDING             $   120,000          $   199,000
                                             -----------          -----------

                 See notes to consolidated financial statements

                               LUCILLE FARMS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. The Consolidated Balance Sheet as of June 30, 2002, the Consolidated Statement of Operations for the three month periods ended June 30, 2002 and 2001 and the Consolidated Statement of Cash Flows for the threemonth periods ended June 30, 2002 and 2001 have been prepared by the Company without audit. In the opinion of management, the accompanying consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the financial position of Lucille Farms, Inc. as of June 30, 2002, the results of its operations for the three months ended June 30, 2002 and 2001 and its cash flows for the three months ended June 30, 2002 and 2001.

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

3.     Inventories are summarized as follows:

                                           June 30, 2002    March 31, 2002
                                           -------------    --------------

        Finished goods                     $2,028,000           $2,244,000
        Raw Materials                         540,000              281,000
        Supplies and Packaging                447,000              644,000
                                              -------              -------
                                           $3,015,000           $3,169,000

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

5. Income per share of common stock was computed by dividing net income by the weighted average number of common shares outstanding during the period in accordance with the provisions of the Statement of Financial Accounting Standards No. 128.

6. For the three months ended June 30, 2002, non-cash investing and financing activities were $5,500,000 for accounts payable restructuring for a value ascribed to common stock, preferred stock, warrants and debt issued in connection with the restructuring of $4,500,000.

       For the three months ended June 30, 2001, non-cash investing and financing activities were $540,000 for preferred stock issued for equipment.

7. In May 2002, the Company restructured $5,500,000 of accounts payable form its main supplier through the issuance of 333,333 shares of common stock, 583 shares of Series B Preferred Stock with a detachable 10-year warrant and a $1,000,000 convertible not payable in April 2005 which had an ascribed value of approximately $4,500,000.

       The restructuring resulted in an extraordinary gain of $875,000, net of expenses of $125,000 and income taxes calculated to be zero due to the offset of net operation loss carry forwards previously unrealized.

8. In June 2002, the Company issued a 10-year warrant to B & W Investment Associates, a partnership in which a director of the Company is a partner to purchase 500,000 shares of common stock at $3.00 per share. The warrant was issued to satisfy outstanding professional services in connection with the restructuring of accounts payable.

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

The Company's net income of $143,000 for the three-month period ended June 30, 2002 represents a decrease of $98,000 from the net income of $241,000 for the comparable period in 2001. The primary factors contributing to these changes are discussed above, including the restructuring of $5,500,000 of accounts payable resulting in an extraordinary gain of $875,000 during May 2002.

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


August 12, 2002                     Lucille Farms, Inc.
                                    -------------------
                                    (Registrant)



                                    By:  /s/ Jay Rosengarten
                                    --------------------
                                    Jay Rosengarten,
                                    Chief Executive Officer



                                    By:  /s/ Albert Moussab
                                    --------------------
                                    Albert Moussab,
                                    Chief Financial Officer

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

Dated:   February 14, 2003

By: /s/ Jay M. Rosengarten
---------------------------
Jay Rosengarten
Chief Executive Officer

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

Dated:   February 14, 2003

By: /s/ Albert N. Moussab
--------------------------
Albert N. Moussab
Chief Financial Officer

EXHIBIT INDEX


Exhibit
 Number            Description of Exhibit
--------           ---------------------------


99.1*              Certification of Periodic Report dated February 14, 2003

99.2*              Certification of Periodic Report dated February 14, 2003


* Filed herewith