Form 10-Q/A
period 2002-09-30
LUCILLE FARMS INC
filed 2003-02-20
CIK 908179

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-Q/A

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

Item 1. Financial Statements

                               LUCILLE FARMS, INC.
                           CONSOLIDATED BALANCE SHEET
                                     ASSETS

                                                                                       SEPTEMBER 30, 2002    MARCH 31, 2002
                                                                                       ------------------    ---------------
                                                                                          (UNAUDITED)

CURRENT ASSETS:

Cash and cash equivalents                                                                $       299,000     $       175,000

Accounts receivable, net of allowances of
  $78,000 at September 30, 2002 and
  $144,000 at March 31,2002                                                                    3,757,000           3,688,000

Inventories                                                                                    2,851,000           3,169,000

Deferred income taxes                                                                             72,000              72,000

Prepaid expenses and other current assets                                                        484,000             164,000
                                                                                         ---------------     ---------------

       Total Current Assets                                                                    7,463,000           7,268,000
                                                                                         ---------------     ---------------

PROPERTY, PLANT AND EQUIPMENT, NET                                                            10,366,000          10,503,000
                                                                                         ---------------     ---------------

OTHER ASSETS:

Due from officers                                                                                101,000             101,000

Deferred loan costs, net                                                                         241,000             250,000

Other                                                                                            103,000             118,000
                                                                                         ---------------     ---------------

     Total Other Assets                                                                          445,000             469,000
                                                                                         ---------------     ---------------

     TOTAL ASSETS                                                                        $    18,274,000     $    18,240,000
                                                                                         ---------------     ---------------


                 See notes to consolidated financial statements

                               LUCILLE FARMS, INC.
                           CONSOLIDATED BALANCE SHEET
                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                                       SEPTEMBER 30, 2002    MARCH 31, 2002
                                                                                       ------------------    ---------------
                                                                                          (UNAUDITED)

CURRENT LIABILTIES:

Revolving credit loan                                                                    $     3,272,000     $     3,744,000

Accounts payable                                                                               2,909,000           6,824,000

Current portion of long-term debt                                                                702,000             201,000

Accrued expenses                                                                                 378,000             384,000
                                                                                         ---------------     ---------------

    Total Current Liabilities                                                                  7,261,000          11,153,000
                                                                                         ---------------     ---------------

LONG-TERM LIABILITIES:

Long-term debt, net of current portion                                                         7,253,000           6,771,000

Deferred income taxes                                                                             72,000              72,000
                                                                                         ---------------     ---------------

    Total Long-term Liabilities                                                                7,325,000           6,843,000
                                                                                         ---------------     ---------------

    TOTAL LIABILITIES                                                                         14,586,000          17,996,000
                                                                                         ---------------     ---------------

STOCKHOLDERS' EQUITY:

Preferred Stock- face value 250,000 shares authorized:
         216 shares Series A convertible
         issued and outstanding                                                                    1,000               1,000

         583 shares Series B convertible
         issued and outstanding                                                                    1,000                --

Common stock, $ 0.001 per value,
10,000,000 shares authorized 3,284,775 shares issued                                               3,000               3,000
at September 30, 2002 and 3,021,342 shares issued at
March 31, 2002

Additional paid-in capital                                                                     8,425,000           5,001,000

Accumulated deficit                                                                           (4,577,000)         (4,596,000)
                                                                                         ---------------     ---------------
                                                                                               3,853,000             409,000

Less: 69,900 shares of treasury stock, at cost                                                  (165,000)           (165,000)
                                                                                         ---------------     ---------------

Total Stockholders' Equity                                                                     3,688,000             244,000
                                                                                         ---------------     ---------------

TOTAL LIABILITIES AND
STOCKHOLDERS' EQUITY                                                                     $    18,274,000     $    18,240,000
                                                                                         ---------------     ---------------


                 See notes to consolidated financial statements

                               LUCILLE FARMS, INC.
                      CONSOLIDATED STATEMENT OF OPERATIONS
             FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001
                                   (UNAUDITED)

                                                                                              2002                2001
                                                                                         ---------------     ---------------
SALES                                                                                    $     9,198,000     $    12,994,000

COST OF SALES                                                                                  8,733,000          12,236,000
                                                                                         ---------------     ---------------

GROSS PROFIT                                                                                     465,000             758,000
                                                                                         ---------------     ---------------

OTHER EXPENSE (INCOME):

SELLING                                                                                          171,000             138,000

GENERAL AND ADMINISTRATIVE                                                                       216,000             231,000

INTEREST INCOME                                                                                   (3,000)             (3,000)

INTEREST EXPENSE                                                                                 205,000             245,000
                                                                                         ---------------     ---------------

TOTAL OTHER EXPENSE (INCOME)                                                                     589,000             611,000
                                                                                         ---------------     ---------------

INCOME (LOSS) BEFORE INCOME TAXES                                                               (124,000)            147,000

(PROVISION) FOR INCOME TAXES                                                                        --                (2,000)
                                                                                                             ---------------

NET INCOME (LOSS)                                                                        $      (124,000)    $       145,000
                                                                                         ===============     ===============

NET INCOME PER SHARE (LOSS)
              :BASIC                                                                     $          (.04)    $           .05
                                                                                         ---------------     ---------------
              :DILUTED                                                                   $          (.04)    $           .05
                                                                                         ---------------     ---------------

WEIGHTED AVERAGE SHARES
 OUTSTANDING USED TO COMPUTE
 NET INCOME PER SHARE
              : BASIC                                                                          3,284,775           2,971,342
                                                                                         ---------------     ---------------
              : DILUTED                                                                        3,284,775           2,981,761
                                                                                         ---------------     ---------------

                 See notes to consolidated financial statements

                               LUCILLE FARMS, INC.
                      CONSOLIDATED STATEMENT OF OPERATIONS
              FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2002 AND 2001
                                   (UNAUDITED)


                                                                                  2002           2001
                                                                               -----------     -----------
SALES                                                                          $18,516,000     $25,130,000

COST OF SALES                                                                   18,148,000      23,520,000
                                                                               -----------     -----------

GROSS PROFIT                                                                       368,000       1,610,000
                                                                               -----------     -----------

OTHER EXPENSE (INCOME):

    SELLING                                                                        347,000         287,000

    GENERAL AND ADMINSTRATIVE                                                      474,000         491,000

    INTEREST INCOME                                                                 (5,000)         (6,000)

    INTEREST EXPENSE                                                               407,000         449,000
                                                                               -----------     -----------

TOTAL OTHER EXPENSE (INCOME)                                                     1,223,000       1,221,000
                                                                               -----------     -----------

INCOME (LOSS) BEFORE INCOME TAXES
AND EXTRAORDINARY ITEM                                                            (855,000)        389,000

 (Provision) for income taxes                                                       (1,000)         (3,000)
                                                                               -----------     -----------

INCOME (LOSS) BEFORE EXTRAORDINARY ITEM                                        $  (856,000)    $   386,000

EXTRAORDINARY ITEM: GAIN ON DEBT RESTUCTURING (NET)                                875,000               -
                                                                               -----------     -----------

NET INCOME                                                                     $    19,000     $   386,000
                                                                               ===========     ===========
NET INCOME(LOSS)PER SHARE
       Basic:
           Income (loss) before extraordinary item                             $      (.26)    $       .13
           Extraordinary item                                                  $       .27               -
           Net income (loss)                                                   $       .01     $       .13
       Diluted:
           Income (loss) before extraordinary item                             $      (.21)    $       .13
           Extraordinary item                                                  $       .21               -
           Net income (loss)                                                   $       .00     $       .13

WEIGHTED AVERAGE SHARES
OUTSTANDING USED TO COMPUTE
NET INCOME PER SHARE
              :Basic                                                             3,271,341       2,971,342
                                                                               -----------     -----------
              :Diluted                                                           4,073,351       2,979,572
                                                                               -----------     -----------


                 See notes to consolidated financial statements

                               LUCILLE FARMS, INC.
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (UNAUDITED)


                                                            SIX MONTHS ENDED SEPTEMBER 30,
                                                            ------------------------------
                                                                 2002          2001
                                                             -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITES:

NET INCOME                                                   $    19,000    $   386,000

Adjustments to reconcile net (loss)/
income to net cash (used) by
operating activities:

Gain on debt restructuring                                      (875,000)             -

Value of options issued for service                                    -          4,000
Depreciation and amortization                                    424,000        349,000
Provision for doubtful accounts                                   34,000         35,000

(Increase) decrease in assets:
Accounts receivable                                             (103,000)      (394,000)
Inventories                                                      318,000       (772,000)
Prepaid expenses and other current assets                       (320,000)        35,000
Other assets                                                      15,000        (42,000)
Increase (decrease) in liabilities
Accounts payable                                               1,585,000       (673,000)
Accrued expenses                                                  (6,000)        (4,000)
                                                             -----------    -----------
Net cash provided (used) by operating activities               1,091,000     (1,076,000)
                                                             -----------    -----------

CASH FLOW FROM INVESTING ACTIVITIES:
Purchase of property, plant equipment                           (278,000)      (601,000)
                                                             -----------    -----------
Net Cash (used by) Investing Activities                         (278,000)      (601,000)
                                                             -----------    -----------

CASH FLOW FROM FINANCING ACTIVITIES:
 (Payments of) proceeds from revolving credit loan-net          (472,000)        45,000
(Payments of) proceeds from long-term debt and notes - net      (217,000)     1,867,000
                                                             -----------    -----------

Net Cash (Used) Provided by Financing Activities                (689,000)     1,912,000
                                                             -----------    -----------

NET INCREASE IN CASH AND CASH EQUIVALENTS                        124,000        235,000
CASH AND CASH EQUIVALENTS-BEGINNING                              175,000        212,000
                                                             -----------    -----------

CASH AND CASH EQUIVALENTS-ENDING                             $   299,000    $   447,000
                                                             -----------    -----------


                 See notes to consolidated financial statements

                               LUCILLE FARMS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. The Consolidated Balance Sheet as of September 30, 2002,the Consolidated Statement of Operations for the three and six month periods ended September 30, 2002 and 2001 and the Consolidated Statement of Cash Flows for the six month periods ended September 30, 2002 and 2001 have been prepared by the Company without audit. In the opinion of management, the accompanying consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the financial position of Lucille Farms, Inc. as of September 30, 2002, the results of its operations for the three months and six months ended September 30, 2002 and 2001 and its cash flows for the six months ended September 30, 2002 and 2001.

     Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principals have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). Although the Company believes that the disclosures are adequate to make the information presented not misleading, it is suggested that these financial statements be read in conjunction with the year-end financial statements and notes thereto for the fiscal year ended March 31, 2002 included in the Company's Annual Report on Form 10-K as filed with the SEC. The company also suggests that the Form 8-K filed with the SEC on July 11,2002, be read in conjunction with this report.

     The accounting policies followed by the Company are set forth in the notes to the Company's consolidated financial statements as set forth in its Annual Report on Form 10-K as filed with the SEC.

2. The results of operations for the three and six months ended September 30, 2002 are not necessarily indicative of the results to be expected for the entire fiscal year.

3.   Inventories are summarized as follows:

                                      September 30, 2002      March 31,2002
                                      ------------------      -------------

          Finished goods                   $1,917,000          $2,244,000
          Raw Materials                       389,000             281,000
          Supplies and Packaging             545,000              644,000
                                           ----------          ----------

                                           $2,851,000          $3,169,000
                                           ----------          ----------

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

5.   Income (loss) per share of common stock was computed by dividing net income
     (loss) by the weighted average number of common shares outstanding during the period in accordance with the provisions of the Statement of Financial Accounting Standards No. 128. Basic and diluted per share amounts are the same for the three months ended September 30, 2002, since the effect of stock options would be antidilutive and therefore not taken into consideration. Conversion of preferred stock was not taken into consideration since the effect would be antidilutive.

6. For the six months ended September 30, 2002, non-cash investing and financing activities were $5,500,000 for accounts payable restructuring for a value ascribed to common stock, preferred stock, warrants and debt issued in connection with the restructuring of $4,500,000.

     For the six months ended September 30, 2001, non-cash investing and financing activities were $540,000 for preferred stock issued for equipment.

7. In May 2002, the Company restructured $5,500,000 of accounts payable from its main supplier through the issuance of 333,333 shares of common stock, 583 shares of Series B Preferred Stock with a detachable 10-year warrant and a $1,000,000 convertible not payable in April 2005, which had an ascribed value of approximately $4,500,000.

     The restructuring resulted in an extraordinary gain of $875,000, net of expenses of $125,000 and income taxes calculated to be zero due to the offset of net operation loss carry forwards previously unrealized.

8. In June 2002, the Company issued a 10-year warrant to B & W Investment Associates, a partnership in which a director of the Company is a partner, to purchase 500,000 shares of common stock at $3.00 per share. The warrant was issued to satisfy outstanding professional services in connection with the restructuring of accounts payable.

9. On April 1, 2002, we adopted FAS 141, "Business Combinations" and FAS 142, "Goodwill and Other Intangible Assets". FAS 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001, and also specifies the criteria for the recognition of intangible assets separately from goodwill.

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

     In June 2002, the Financial Accounting Standards Board (or FASB) issued FAS 146, "Accounting for Costs Associated with Exit or Disposal Activities", which addresses accounting for restructuring, discontinued operation, plant closing, or other exit or disposal activity. FAS 146 requires companies to recognize costs associated with exit or disposal activities when they are incurred rater than at the date of a commitment to an exit or disposal plan. FAS 146 is to be applied prospectively to exit or disposal activities initiated after December 31, 2002. The adoption of FAS 146 is not expected to have a significant impact on our financial position and results of operations.
                                        8

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

The Company's net income of $19,000 for the six months ended September 30, 2002 represents a decrease of $367,000 from the net income of $386,000 for the comparable period in 2001. The primary factors contributing to these changes are discussed above including the restructuring of $5,500,000 of accounts payable resulting in an extraordinary gain of $875,000 during May 2002.

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

For the six month period ended September 30, 2002, cash provided by operating activities was $1,091,000. In addition, increases in accounts receivable of $103,000 and a decrease in accounts payable of $1,585,000 provided cash in the period. Increases in inventory of $318,000 and an increase in prepaid expenses and other assets of $101,000 used cash.

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

The Company is subject to interest rate exposure on variable rate debt. The amount of that debt at balance sheet date, September 30, 2002 and March 31, 2002 amounted to $5,271,000, and $5,744,000, respectively. In as much as this debt is based upon the Prime Rate plus 1%, the cost of this debt will increase or decrease accordingly with changes in the prime rate.

The Company has exposure to the commodity price for cheese, dry whey and fluid milk. We have addressed these exposures in the general paragraph of MD&A Item 2.


ITEM 4. CONTROLS AND PROCEDURES

Within 90 days prior to the date of filing this Quarterly Report on Form 10-Q, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the CEO and CFO, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based upon that evaluation, the Company's CEO and CFO concluded that the Company's disclosure controls and procedures are effective in timely alerting them to material information relating to the company required to be included in the Company's periodic SEC filings. Subsequent to the date of that evaluation, there have been no significantly affect internal controls, nor were any corrective actions required with regard to significant deficiencies and material weaknesses.

                           Part II - Other Information
                           ---------------------------

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

November 14, 2002


                                            Lucille Farms, Inc.
                                            ------------------------------------
                                            (Registrant)


                                            By: /s/ Jay M. Rosengarden
                                                --------------------------------
                                                Jay M. Rosengarden
                                                Chief Executive Officer

                                            By: /s/ Albert N. Moussab
                                                --------------------------------
                                                Albert N. Moussab
                                                Chief Financial Officer
                                                (Principal Financial Officer)

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

Dated:   November 14, 2002


By: /s/ Jay M. Rosengarten
    ---------------------------------------
    Jay Rosengarten
    Chief Executive Officer

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


Dated:   November 14, 2002


By: /s/ Albert N. Moussab
    ---------------------------
    Albert N. Moussab
    Chief Financial Officer

EXHIBIT INDEX


Exhibit
Number            Description of Exhibit
--------------    -------------------------------------------------------------

99.1*             Certification of Periodic Report dated November 14, 2002

99.2*             Certification of Periodic Report dated November 14, 2002

* Filed herewith