Form 10-Q/A
period 2002-12-31
LUCILLE FARMS INC
filed 2003-02-20
CIK 908179

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
Indicate by check mark whether the registrant is an accelerated filer (as
defined in rule 12b-2 of the Exchange Act). YES    NO x
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



                 See notes to consolidated financial statements

                               LUCILLE FARMS, INC.
                      CONSOLIDATED STATEMENT OF OPERATIONS
              FOR THE NINE MONTHS ENDED DECEMBER 31, 2002 AND 2001
                                   (UNAUDITED)

                                                                                              2002                2001
                                                                                         ---------------     ---------------

SALES                                                                                    $    28,262,000     $    34,698,000

COST OF SALES                                                                                 27,522,000          33,381,000
                                                                                         ---------------     ---------------

GROSS PROFIT                                                                                     740,000           1,317,000
                                                                                         ---------------     ---------------

EXPENSE (INCOME):

SELLING                                                                                          553,000             482,000

GENERAL AND ADMINISTRATIVE                                                                       739,000             742,000

INTEREST INCOME                                                                                   (5,000)             (7,000)

INTEREST EXPENSE                                                                                 603,000             646,000
                                                                                         ---------------     ---------------

TOTAL EXPENSE (INCOME)                                                                         1,890,000           1,863,000
                                                                                         ---------------     ---------------

(LOSS) BEFORE INCOME TAXES AND EXTRAORDINARY ITEM                                             (1,150,000)           (546,000)

(PROVISION) FOR INCOME TAXES                                                                      (1,000)             (2,000)
                                                                                         ---------------     ---------------

(LOSS) BEFORE EXTRAORDINARY ITEM                                                              (1,151,000)           (548,000)
EXTRAORDINARY ITEM: GAIN ON DEBT RESTUCTURING, NET                                               875,000                --
                                                                                         ---------------     ---------------
NET LOSS                                                                                 $      (276,000)    $      (548,000)

NET INCOME (LOSS)PER SHARE
       BASIC AND DILUTED:
           Income (loss) before extraordinary item                                       $          (.35)    $          (.18)
           Extraordinary item                                                            $           .27                --
           Net loss                                                                      $          (.08)    $          (.18)

WEIGHTED AVERAGE SHARES
 OUTSTANDING USED TO COMPUTE
 NET INCOME PER SHARE
              : BASIC                                                                          3,299,120           2,964,709
                                                                                         ---------------     ---------------
              : DILUTED                                                                        3,299,120           2,964,709
                                                                                         ---------------     ---------------


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