Form 10-K
period 2003-03-31
LUCILLE FARMS INC
filed 2003-07-31
CIK 908179

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                             ----------------------
                                   FORM 10-K

                                   [Mark One]
                  [x] ANNUAL REPORT PURSUANT TO SECTION 13 OR
                                     15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                    For the fiscal year ended March 31, 2003

             [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                         Commission file number 1-12506
                         ------------------------------
                              LUCILLE FARMS, INC.
             (Exact name of Registrant as specified in its Charter)

        Delaware                                            13-2963923
(State of incorporation)                                 (I.R.S. employer
                                                         identification no.)

    150 River Road, P.O. Box 517                         (973) 334-6030
        Montville, NJ 07045                              (Registrant's
    (Address of principal                             telephone number)
     executive office)

           Securities registered pursuant to Section 12(b) of the Act:
                                      None

                              --------------------

           Securities registered pursuant to Section 12(g) of the Act:
                    Common Stock, par value $.001 per share
                              (Titles of Classes)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [x] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes [ ] No [x]

The aggregate market value of the voting stock held by non-affiliates of the Registrant was $1,965,309 based on the average bid and asks price as reported by NASDAQ on July 14,2003. Shares held by each officer, director, and person who owns 10% or more of the Registrant's outstanding common stock have been excluded in that such persons may be deemed to be affiliates. The determination of affiliate status is not necessarily a conclusive determination for other purposes.

The number of shares of the Registrant's common stock outstanding as of July 30, 2003 was 3,284,775.

                      Documents Incorporated by Reference
                      -----------------------------------
                                      None

                                     PART I
                                     ------

ITEM 1. BUSINESS

General

Lucille Farms, Inc. (the "Company") is engaged in the manufacture, processing, shredding and marketing of low moisture mozzarella cheese and the shredding of other cheese and cheese blends. Also, utilizing proprietary formulas and processes, the Company has developed a line of mozzarella type cheese products, which include reduced fat, non-fat and low moisture products. The Company also sells whey, which is a by-product of its cheese making operation. For the fiscal year ended March 31, 2003 low moisture mozzarella cheese, shredded cheese and blended cheese sales accounted for approximately 86.6% of the Company's sales revenues. Sales of the Company's mozzarella type cheese products during the fiscal year ended March 31, 2003, were 2.6%, of the Company's revenue, and sales from a variety of other cheese purchased by the Company including provolone, ricotta, feta, cheddar and organic were 5.8% of the Company's revenues. Whey accounted for 5% of the Company's revenue. The Company's low moisture mozzarella cheese and mozzarella type cheese products are manufactured in the Company's production facility in Swanton, Vermont and are made of natural ingredients.

The Company's low moisture mozzarella cheese, shredded cheese and cheese blends are sold primarily to the food service and industrial segments of the cheese market. The food service segment consists of pizza chains and independent pizzerias, restaurants, recreational facilities, business feeders, health care facilities, schools and other institutions, which prepare food for on-premises consumption. The Company's products are sold into this marketplace by distributors who deal directly with the Company's in house sales staff and brokers. The industrial segment includes manufacturers that utilize cheese as an ingredient in processed foods and frozen entrees and side dishes. Products are sold into this marketplace by the Company's in-house sales staff and brokers. The Company also sells some cheese to retail food distributors.

The Company purchases provolone, ricotta, cheddar, feta and organic cheese from co-packers. These cheeses are premium quality, all-natural cheese that meets or exceeds all federal and industry standards for purity, freshness, taste, appearance and texture. These cheeses are sold to food service distributors.
In addition, the Company manufactures a small amount of provolone that it uses in its shred operation.

Products

         The Company's products include the following:

         (1) Whole Milk and Part Skim Low Moisture Mozzarella Cheese

The Company's premium quality, all natural low moisture mozzarella cheese meets or exceeds all federal and industrial standards for purity, freshness, taste, appearance and texture. During the fiscal years ended March 31, 2003, 2002 and 2001, whole milk and part skim low moisture mozzarella cheese loafs and shredded cheese and cheese blends accounted for approximately 86.6%, 88% and 88%, respectively, of the Company's sales.


         (2) Mozzarella Type Cheese Products, including Reduced Fat, Non-Fat and low moisture Mozzarella Type Cheese Products

During the fiscal years ended March 31, 2003, 2002 and 2001, the Company's mozzarella type cheese products accounted for approximately 2.6%, 1% and 1%, respectively, of the Company's total sales. The Company's low moisture mozzarella type cheese is positioned as a value alternative to mozzarella cheese, and the Company's reduced fat and non-fat products are viewed as having certain health benefits and are considered "premium" products, which enables the Company to charge higher prices.

The Company's mozzarella type cheese products are made using the formulas and processes developed by the Company, which are believed to be proprietary.

         (3) Whey

The Company dries whey, a by-product of cheese making, in its Company owned whey-drying facility, for sale as animal feed. During the fiscal years ended March 31, 2003, 2002 and 2001, sales of whey accounted for approximately 5%, 7% and 6%, respectively, of the Company's sales.

         (4) Provolone, Cheddar, Ricotta, Feta and Organic Cheese

During the fiscal years ended March 31, 2003, 2002 and 2001, sales of these cheeses accounted for approximately 5.8%, 3% and 4%, respectively, of the Company's sales.

Production Facilities

Currently, the Company produces substantially all of its products at its manufacturing plant in Franklin County, Swanton, Vermont, Vermont's highest volume dairy producing area. The plant has 82 full-time employees. The Company has equipment to shred, dice, and vacuum package, gas flush bag package, and label its products. The Company's facility has the capacity to produce approximately 2,700,000 pounds of bulk product per month and shred 2,000,000 pounds of product per month. In the event additional capacity is required, the Company may either (a) contract out its excess production to, and/or rent plant time from, other manufacturers, or (b) further expand its current plant facilities, subject to appropriate financing and an increase in the volume of wastewater it is licensed to process.

Whey Drying Facility

In 1999, the Company completed construction of, and began operating, a 10,000 square foot whey drying facility adjacent to its Swanton, Vermont cheese plant. This facility was built in conjunction with a leading ingredient processing company, who provided the drying equipment and has agreed to purchase all of the whey produced at the facility. The facility dries whey into a product referred to as popcorn whey, which is milled and mixed with other ingredients for animal feed.

Whey is the residue of making cheese. It consists of water, protein, calcium and other minerals. In the past, whey was regarded as an environmental pollutant, and its disposal was expensive. Reprocessed, the whey produced can be sold as a component of animal feed. The whey is priced based on a formula tied to the price of whey on a commodity market.


Quality Control

The Company is supplied its milk by the largest milk cooperative headquartered in Vermont. Quality control starts on the local farms, which produce the milk for the cooperative. The milk is delivered to the Company directly from the farms on a regular and timely basis. The Company tests all milk received. Throughout the production process, the Company subjects its products to quality control inspection and testing in order to satisfy federal regulation, meet customer specifications and assure consistent product quality. The Company currently employs two persons qualified to perform the necessary testing as prescribed by state, federal and the Company's quality standards and specifications. Such tests are performed at the Company's on-site laboratory. On a regular basis, random samples are sent to qualified independent labs to test for bacteria and other micro-organisms. Federal and state regulatory agencies also perform regular inspections of the Company's products and facilities.

Raw Materials

At present, there are adequate supplies of raw materials, primarily milk, utilized by the Company in manufacturing its products and the Company expects such adequate supplies to continue to be available. The Company has a milk supply contract with St. Albans Cooperative Creamery, Inc. and has been able to purchase as much milk as needed for its production. The cooperative also sells the Company skim milk, condensed skim milk, and dry milk powder.

Markets and Customers

The Company's products are sold primarily to the food service, industrial and retail segments of the cheese market.

The food service segment of the cheese market includes food service distributors, pizza chains, recreational facilities, business feeders, health care facilities, schools and other institutions that utilize the Company's products as ingredients in preparing foods for on premise consumption. The Company sells its products to the food service segment of the cheese market through approximately 140 distributors throughout the eastern United States, who deal directly with the Company's in house sale force and network of non-exclusive food brokers. For the fiscal years ended March 31, 2003, 2002 and 2001, sales of the Company's products to the food service segment of the cheese market accounted for approximately 69%, 69% and 69% of revenues, respectively. Virtually all of such sales were of the Company's low moisture mozzarella and low moisture mozzarella type cheeses. In the fiscal years ended March 31, 2003 and 2001, one customer accounted for approximately 14% and 10% of the Company's sales, respectively. In 2002, no one customer accounted for more than 10% of sales.

In the industrial segment of the cheese market, the Company sells its products to manufacturers for use as an ingredient in processed foods, such as frozen and refrigerated pizzas, a variety of Italian specialty convenience foods, and general frozen entrees and side dishes. The finished processed foods are then generally sold to retail supermarkets and retail food stores under various brand names. The majority of the Company's sales of its cheese products to the industrial market are made directly by the Company's in-house sales staff and its brokers. For the fiscal years ended March 31, 2003, 2002 and 2001, sales of the Company's products to the industrial segment of the cheese market accounted for approximately 22%, 22%, and 20% of revenues, respectively.

The retail segment of the cheese market consists of product sold to customers for distribution to convenience stores, independent and chain supermarkets, natural food stores, warehouse club stores, and other food retailers. The retail segment accounted for approximately 2%, 2% and 5% of total sales in 2003, 2002 and 2001, respectively.

Sales and marketing

The thrust of the Company's sales and marketing efforts recently has shifted to emphasize the quality of its products. This emphasis is designed to increase the prices the Company charges for its products. The Company is also emphasizing sales of its shredded cheese and mozzarella type cheese products, which have higher profit margins.

Competition

The Company faces intense competition. Its low moisture mozzarella cheese is a commodity. It is a price-sensitive product sold by numerous small local, medium-sized regional and large national competitors. Established national manufacturers include Sorrento Cheese Company Inc. and Saputo. There also are a number of national dairy cooperatives, D.F.A. Inc. and Land O' Lakes, Inc., which compete in the Company's marketplace. Many of these competitors have significantly greater financial and other resources than the Company.

The Company has positioned its reduced fat and nonfat mozzarella type cheese products as premium products within the low moisture mozzarella cheese category. The Company believes that the principal competitive factors in the marketing of its reduced fat and nonfat mozzarella type cheese products are quality, performance characteristics, consistency, customer service, and price. The Company believes that its products compete favorably with respect to these factors in its primary market segments.

The Company's low moisture mozzarella type cheese product has been positioned to compete with Leprino Foods. The Company's low moisture mozzarella type cheese product was created to sell at prices below mozzarella cheese.

Trademarks and Patents

The Company owns the trademarks Lucille Farms Select(TM), Monte Carlo(TM), Mozzi-RITE(TM), and Tasty-Lite Cheese(TM) for its products. In addition, the Company currently is pursuing trademark protection for a number of other names for low moisture mozzarella type cheese. The Company believes these trademarks are an important means of establishing customer recognition for the Company and its products. However there can be no assurance as to the degree that these trademarks offer protection to the Company, or that the Company will have the financial resources to engage in litigation against any infringement of its trademarks, or as to the outcome of any litigation if commenced.

Although the Company believes its formulas, processes and technology for its mozzarella type cheese products are proprietary, the Company has not sought and does not intend to seek patent protection for such technology. In not seeking patent protection, the Company is instead relying on the complexity of its technology, trade secrecy laws and employee confidentiality agreements. However, there can be no assurance that other companies will not acquire information which the Company considers to be proprietary or will not independently develop equivalent or superior products or technology and obtain patents or similar rights with respect thereto. Although the Company believes that its technology has been independently developed and does not infringe upon the patents of others, certain components of the Company's manufacturing processes could infringe existing or future patents, in which event the Company may be required to modify its processes or obtain a license. No assurance can be given that the Company will be able to do so in a timely manner or upon acceptable terms and conditions, and the failure to do either of the forgoing could have a material adverse effect on the Company.

Government Regulation

The dairy industry is subject to extensive federal, state and local government regulation, including the Food and Drug Administration ("FDA"), the United States Department of Agriculture, the State of Vermont Department of Agriculture and the Vermont Environmental Protection Agency, regarding the quality, purity, manufacturing, marketing, advertising, labeling and distribution of food products. The Company's plant is subject to regulation and inspection by these agencies and failure to comply with one or more regulatory requirements can result in fines and sanctions, including the closing of all or a portion of the facility until brought back into compliance.

Food products are also subject to "standard of identity" requirements mandated by both federal and state agencies to determine the permissible qualitative and quantitative ingredient content of foods. The Company believes that all of its products meet applicable FDA standards of identity and that the various products it labels as "no-cholesterol," "low-sodium," "low saturated fat," "fat-free," reduced calorie" and "source of calcium" meet the applicable FDA standards of identity for such designations.

The Company's manufacturing plant is believed to be operating in compliance with all regulations, and has all the necessary licenses, permits and approvals required to operate. The Company currently operates a facility for the purpose of pre-treating the wastewater generated from the Company's manufacturing facility. The Company entered into an agreement with the State of Vermont, to make significant improvements in its wastewater facility. The improvements have been completed and the Company believes the facility is in compliance with all regulatory requirements.

Employees

The Company currently employs 88 full-time employees. Of the 88 employees, six are in executive and administrative positions, 77 are in production and distribution, and five are in clerical positions. Of such employees, 82 are located at the Swanton, Vermont facility and six are located at the Company's executive offices in Montville, New Jersey.

Website

The Company's website is www.Lucille-Farms.com. The Company's website enables users to access its filings with the SEC as soon as reasonably practicable. The Company makes available, free of charge through its website, its annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and all amendments to those reports as soon as reasonably practicable after such material is electronically filed with or furnished to the SEC.

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

The Company leases a parcel of land adjacent to the Vermont facility. Messrs Gennaro Falivene, Alfonso Falivene and the Estate of Philip Falivene own this parcel. The space is used as an employee parking lot and its use was required in conjunction with the construction of the whey drying facility. The lease is for a ten-year period beginning April 1998. Rentals are $750 monthly for the first five years and $900 monthly for the additional five-year period. Rent expense for the years ended March 31, 2003, 2002, and 2001, was $9,000, $9,000 and
$9,000 respectively. This lease has a purchase option to purchase at fair market value at the end of the ten-year period. This lease was assigned to the Bank in conjunction with the whey plant financing.

The Company's executive offices, consisting of approximately 1,900 square feet, are located in Montville, New Jersey. Approximately 1,000 square feet of such premises are leased from Messrs. Gennaro Falivene, Alfonso Falivene and the Estate of Philip Falivene, officers, directors, and/or principal stockholders of the Company, all of who own the office condominium unit. The Company currently pays Messrs. Falivene $1,200 per month rent for such premises, which is the fair market value for such space, on a month-to-month basis. During the fiscal years ended March 31, 2003, 2002 and 2001, the Company paid approximately $14,000, $14,000 and $14,000, respectively, towards the rental of such offices. The Company also leases an additional 900 adjacent square feet for $750 monthly on a month--to--month basis. Messrs. Alfonso Falivene, Gennaro Falivene, and the Estate of Philip Falivene also own these premises. This space is primarily used for marketing operations. Rent expense for this space was $9,000, $9,000 and $9,000, respectively, for the years ended March 31, 2003, 2002 and 2001.

ITEM 3. LEGAL PROCEEDINGS

The Company is not a party to any material pending legal proceedings.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not Applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The Common Stock trades on the National Association of Securities Dealers Automated quotation System ("NASDAQ") under the symbol "LUCY". The following table sets forth the high and low bid quotations reported on NASDAQ for the Common Stock for the periods indicated.

                                             High                      Low
Year Ended March 31, 2003:

First Quarter                               1.750                      1.590
Second Quarter                              2.260                      1.060
Third Quarter                               1.760                       .810
Fourth Quarter                              2.000                       .530

Year Ended March 31, 2002:

First Quarter                               2.125                      1.500
Second Quarter                              3.060                      1.540
Third Quarter                               3.300                      2.050
Fourth Quarter                              3.250                      1.150

The above quotations represent prices between dealers, do not include retail mark-ups, markdowns or commissions and do not necessarily reflect actual transactions.

As of July 14, 2003 there were approximately 115 holders of record of Common Stock. Since many shares are registered in street name, the number of beneficial owners is considerably higher.

The Company has never paid cash dividends on its Common Stock. Payment of dividends, if any, is within the discretion of the Company's Board of Directors and will depend, among other factors, on earnings, capital requirements and the operating and financial condition of the Company. At the present time, the anticipated capital requirements are such that the Company intends to follow a policy of retaining earnings, if any, in order to finance its business.

ITEM 6. SELECTED FINANCIAL DATA

The following tables summarize certain financial data, which should be read in conjunction with the report of the Company's independent auditors and the more detailed financial statements and the notes thereto which appear elsewhere herein.

Statement of Operations Data (in thousands, except share and per share data)

                                                            Year Ended March 31
                                 ----------------------------------------------------------------------
                                    2003           2002             2001         2000        1999
                                 -----------    -----------    -----------    -----------   -----------
Net Sales ....................    $    36,691    $    44,915    $    41,374    $    42,810   $    46,048

Net income (loss).............          (847)        (1,540)        (1,477)            71           729

Net income (loss) per share...          (.26)          (.52)          (.50)           .02           .24

Weighted average common
and common equivalent
shares outstanding............     3,229,220      2,961,392      2,971,342      2,971,342     2,994,711


Balance Sheet Data (in thousands)

                                                      March 31
                                ------------------------------------------------------
                                  2003        2002        2001       2000       1999
                                --------    --------    --------   --------   --------
Total assets................. $ 16,762    $ 18,827    $ 17,194   $ 15,223   $ 16,156
Long-term debt and capital...
Lease obligations............      7,143       6,771       9,250      7,970      8,163
Total liabilities............     13,817      18,583      15,924     12,486     13,490
Working capital..............       (238)     (3,885)      1,103      1,945      2,746
Stockholders' equity.........      2,945         244       1,270      2,737      2,666

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

General

The Company's low moisture mozzarella cheese, which accounts for more than a majority of the Company's sales, is a commodity item. The Company prices this product competitively with others in the industry, which pricing, is based on the Chicago Mercantile Exchange Block Cheddar Market (CME Block Market). The price the Company pays for fluid milk and condensed skim milk solids, a significant component of cost of goods sold, is not determined until the month after its cheese has been sold. The price of milk is based upon the raw milk components and a weighted average of a number of market components. While the Company generally can anticipate a change in the price of milk because of changes in the CME Block Market, it cannot anticipate the full extent thereof. Therefore, if the CME Block Cheddar price to which our selling price is referenced changes at a different rate than the price of milk our margins are affected accordingly. By virtue of the pricing structure in the industry the Company cannot readily pass along to the customer the changes in the cost of milk. As a consequence thereof, the Company's gross profit margin for its products is subject to fluctuation, which fluctuation, however slight, can have a significant effect on profitability.

The Company is unable to predict any future increase or decrease in the prices in the CME Block Market as such market is subject to fluctuation based on factors and commodity markets outside of the control of the Company. Although the cost of fluid milk does tend to move correspondingly with the CME Block Market, the extent of such movement and the timing thereof is not predictable. As a result of these factors, the Company is unable to predict pricing trends.


Year ended March 31, 2003 compared to the year ended March 31, 2002

Sales for the year ended March 31, 2003 decreased to $36,691,000 from $44,915,000 for the comparable period in 2002, a decrease of $8,224,000 (or 18.3%). Approximately $6,937,000 (or 84.4%) of such decrease was due to a decrease in the average selling price for cheese. The decrease in average selling price was the result of a decrease in the CME Block Market prices resulting in a lower selling price per pound of cheese. The remaining $1,287,000 sales decrease this period represented a decrease in whey sales. Such decrease was due to a decrease in the average selling price of whey. In the years ended March 31, 2003 and March 31, 2002 approximately 27,200,000 and 27,300,000 pounds of cheese and 12,160,337 and 13,747,248 pounds of whey were sold, respectively.

During the fiscal year, ended March 31, 2003, the average quarterly selling price ranged from approximately $1.34 to $1.24. During the fiscal year ended, March 31, 2002, the average quarterly selling price ranged from approximately $1.80 to $1.37. There is no way to predict the trend of the CME Block Market and the Company cannot provide any guidance as to future trends or as to range of selling price for commodity cheese.

In the years ended March 31, 2003 and March 31, 2002, sales of whey amounted to $1,795,000 and $3,082,000, respectively.

Cost of sales and gross profit margin for the year ended March 31, 2003 were $35,786,000 (or 97.5% of sales) and $905,000 (or 2.5% of sales), respectively, compared to a cost of sales and gross profit margin of $43,897,000 (or 97.7% of sales) and $1,018,000 (or 2.3% of sales), respectively, for the comparable period in 2002.

Selling, general and administrative expenses for the year ended March 31, 2003 amounted to $1,813,000 (or 5.0% of sales) compared to $1,672,000 (or 3.7% of sales) for the comparable period in 2002.

Selling expenses are mainly variable in nature. The most significant component of selling expense is sales commission expense, which was $302,000 and $231,000 in 2003 and 2002, respectively. The increase resulted from an increase in commissionable sales in the year ended March 31, 2003. Business travel also increased over the previous year to $103,000 in 2003 compared to $53,000 in 2002.

Generally, general and administrative expenses are fixed in nature. The more significant items in general and administrative expense are professional fees, payroll, consulting fees and provision for bad debts amounting to:

                                          2003                 2002
                                        --------             ---------
Professional fees                       $166,000             $ 90,000
Payroll                                  280,000              348,000
Consulting fees                          137,000              156,000
Provision for bad debts                  145,000              107,000

The increase in professional fees resulted from additional legal work performed throughout the year. Consultants are primarily engaged in planning and data processing. The Company has terminated its relationship with the consultant for public relations as of April 2003. Provisions for bad debt increased in 2003 due to the bankruptcy of the Company's largest customer.

Interest expense for the year ended March 31, 2003 amounted to $812,000 compared to $896,000 for the year ended March 31, 2002, a decrease of $84,000. This decrease is the result of decreased borrowing against the revolving credit line and lower interest rates.

The provision for income tax for the years ended March 31, 2003 and 2002 of $7,000 and $2,000 respectively, reflect minimum state taxes with the tax benefits of operating losses being offset by the effect of changes in the valuation allowance. Such amounts are re-evaluated each year based on the results of the operations.

The Company's net loss before extraordinary items of $1,722,000 for 2003 was $182,000 more than the loss of $1,540,000 for the comparable period in 2002. The extraordinary item of $875,000 (as a result of restructuring debt) reduced the loss to $847,000 for 2003. The primary factors contributing to these changes are discussed above.

Year ended March 31, 2002 compared to the year ended March 31, 2001

Sales for the year ended March 31, 2002 increased to $44,915,000 from $41,374,000 for the comparable period in 2001, an increase of $3,541,000 (or 8.6%). Approximately $5,065,000 (or 143.0%) of such amount was offset by a decrease in the number of pounds of cheese sold. Approximately $7,916,000 (or 223.6%) of such increase was due to an increase in the average selling price for cheese. The volume decrease was due to decreased demand in the commodity cheese markets. The increase in average selling price was the result of an increase in the block cheddar market prices resulting in a higher selling price per pound of cheese. Of the $3,541,000 sales increase this period, approximately $690,000 (or 19.5%) represented increased whey sales produced in our new facility. In the years ended March 31, 2002 and March 31, 2001, approximately 27,300,000 and 30,600,000 pounds of cheese were sold, respectively.

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

Selling expenses are mainly variable in nature. The most significant amount in selling expense is sales commission expense, which were $231,000 and $382,000 in 2002 and 2001, respectively. The decrease resulted from a decrease in commissionable sales in the year ended March 31, 2002.

Generally, general and administrative expenses are fixed in nature. The more significant items in general and administrative expense are professional fees, payroll, consulting fees and provision for bad debts amounting to:

                                       2002                2001
                                     --------             -------
Professional fees                    $ 90,000            $ 75,000
Payroll                               348,000             257,000
Consulting fees                       156,000             143,000
Provision for bad debts               107,000              78,000

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

The provision for income tax for the years ended March 31, 2002 and 2001 of $2,000 and $2,000, respectively, reflect minimum state taxes with the tax benefits of operating losses being offset by the effect of changes in the valuation allowance. Such amounts are re-evaluated each year based on the results of the operations.

The Company's net loss of $1,540,000 for the year ended March 31, 2002 represents an increase of $63,000 from the net loss of $1,477,000 for the comparable period in 2001. The primary factors contributing to these changes are discussed above.

Liquidity and Capital Resources

The Company had available a $4,000,000 revolving credit facility at March 31, 2003 that was to expire on June 1, 2003. The bank has extended the loan's maturity to September 15, 2003 (with St. Albans Cooperative participating therein to the extent of $3,000,000) at which time the outstanding principal is due. The rate of interest on amounts borrowed against the revolving credit facility is based upon the New York prime rate plus 1% (5.25% at March 31, 2003 and 5.75% at March 31, 2002). Advances under this facility are limited to 50% of inventory (with a cap on inventory borrowings of $1,000,000) and 80% of receivables as defined in the agreement. The commitment contains various restrictive covenants. At March 31, 2003, the Company was in default of its debt coverage ratio covenant. On July 29, 2003, the lender provided a waiver of that covenant violation. In addition, the Company is required to generate an increase in its dollar amount of net worth annually. Should the Company not be able to secure alternative financing by the extended due date it will request an additional extension until such financing is secured. However, there is no assurance that such financing can be secured or the extension granted. Failure to secure such financing can have a significant negative effect on the Company's liquidity.

At March 31, 2003, the Company had negative working capital of ($238,000) as compared to negative working capital of ($3,885,000) at March 31, 2002. The Company's revolving bank line of credit is available for the Company's working capital requirements.

At March 31, 2003, $2,924,000 was outstanding under such revolving credit line of credit and $332,000 was available for additional borrowing at that time.

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

On May 23, 2001, the Company entered into a term loan with Co-op Bank for $2,000,000 with interest payable at 1% above the rate of interest established by the bank as its national variable rate. $500,000 of such loan has been repaid, and the balance is repayable in three consecutive annual installments of $500,000.00 with the next installment due on May 1, 2004 and the last such installment due on May 1, 2006. The loan is collateralized by the Company's plant and equipment and was used for working capital.

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

The Company's major source of external working capital financing has been the revolving line of credit. For the foreseeable future the Company believes that the Company's revolving line of credit will continue to represent the major source of working capital financing besides any income generated from operations. However, there is no assurance that replacement of the revolving line or an extension thereof can be secured and failure to secure such replacement financing or extension can have a significant negative effect on the Company's liquidity.

For the year ended March 31, 2003, cash provided by operating activities was $1,283,000. A loss from operations of $847,000 decreased cash. In addition, decreases in accounts receivable and inventory and increases in accounts payable and accrued expenses provided cash while increases in prepaid expenses and other current assets decreased cash.

Net cash used by investing activities was $432,000 for March 31, 2003, which represented purchases of plant and equipment.

Net cash used by financing activities was $1,022,000 for the year ended March 31, 2003, which represented payments of the revolving credit line of $820,000 and long-term debt of $119,000.

New Accounting Pronouncements

In June 2002, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" (FAS 146), which will be effective for exit or disposal activities initiated after December 31, 2002, is not expected to have a material impact on the company's results of operation, financial position or cash flows.

In November 2002, the FASB issued Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" (FIN 45), which elaborates on the existing disclosure requirements for most guarantees and clarifies that at the time a company issues a guarantee, it must recognize a liability for the fair value of the obligations it assumes under the guarantee and must disclose that information in its interim and annual financial statements. The disclosure requirements of FIN 45 are effective for financial statements ending after December 15, 2002. The initial recognition and measurement provisions of FIN 45 are applicable on a prospective basis to guarantees issued or modified after December 31, 2002. The Company does not expect FIN 45 to have a material impact on its financial position or results of operations.

In December 2002, the FASB issued Statement of Financial Accounting Standards No. 148, "Accounting for Stock Based Compensation-Transition and Disclosure" (FAS 148), which amends FAS 123, "Accounting for Stock-Based Compensation", transition requirements when voluntarily changing to the fair value based method of accounting for stock-based compensation and also amends FAS 123 disclosure requirements. FAS 148 is not expected to have a material impact on the Company's results of operations, financial position or cash flow.

In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities" (FIN 46), which clarifies the application of Accounting Research Bulletin No. 51, "Consolidated Financial Statements," to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated support from other parties. FIN 46 requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity's activities or is entitled to receive a majority of the entity's residual returns or both. The consolidation requirements apply to variable interest entities created after January 31, 2003. The consolidation requirements apply to variable interest entities created before February 1, 2003, in the first fiscal year or interim period beginning after June 15, 2003. Certain of the disclosure requirements apply to financial statements issued after January 31, 2003, regardless of when the variable interest entity was established. The Company does not expect FIN 46 to have a material impact on its financial position or results of operations.

Critical Accounting Policies and Estimates

Our financial statements have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The policies discussed below are considered by management to be critical to an understanding of our financial statements because their application places the most significant demands on management's judgment, with financial reporting results relying on estimation about the effect of matters that are inherently uncertain. Specific risks for these critical accounting policies are described in the following paragraphs. For all of these policies, management cautions that future events rarely develop exactly as forecast, and the best estimates routinely require adjustment.

Revenue Recognition- Our revenue recognition policy is significant because our revenue is a key component of our results of operations. Revenue is recognized when goods are shipped from production facilities or outside warehouses to customers.

Allowance for Doubtful Accounts - We maintain an allowance for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. Based on historical information, we believe that our allowance is adequate to cover potential uncollectible accounts. Changes in general, economic, business and market conditions could result in an impairment in the ability of our customers to make their required payments; therefore, the allowance for doubtful accounts is reviewed monthly and changes to the allowance are updated based on actual collections.

Allowance for Inventory Obsolescence - We maintain an allowance for inventory obsolescence for losses resulting from inventory items becoming not saleable due to spoilage or changes in customers' requirements. Based on historical and projected sales information, we believe that our allowance is adequately stated. However, changes in general economic, business and market conditions could cause our customers' purchasing requirements to change. These changes could affect the sales of our inventory; therefore, the allowance for inventory obsolescence is reviewed regularly and changes to the allowance are made as new information is received.

Valuation Allowance for Deferred Tax Assets - We have recorded a valuation allowance against deferred tax assets because there is a strong likelihood that we will not be able to generate sufficient future taxable income to realize the deferred tax assets. However, if these estimates and assumptions change in the future, we will reduce our valuation allowance and record a deferred tax asset for an amount that has a strong likelihood to be realized.

Impact of Inflation

Inflationary factor have not had a significant effect on our operations.

Website

The Company's website is www.Lucille-Farms.com. The Company's website enables users to access its filings with the SEC as soon as reasonably practicable. The Company makes available, free of charge through its website, its annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and all amendments to those reports as soon as reasonably practicable after such material is electronically filed with or furnished to the SEC.

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

ITEM 7A. QUALITATIVE AND QUANTITATIVE DISCLOSURE ABOUT MARKET RISK

The Company does not utilize market rate sensitive instruments for trading or other purposes.

The Company is subject to interest rate exposure on variable rate debt. The amount of that debt at balance sheet date, March 31, 2003 and March 31, 2002 amounted to $4,924,000, and $5,744,000, respectively. In as much as this debt is based upon the Prime Rate plus 1%, the cost of this debt will increase or decrease accordingly with changes in the prime rate.

The Company has exposure to the commodity prices for cheese, dry whey and fluid milk. We have addressed these exposures in the general paragraph of MD&A Item 7.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                               Follow on next page

                                Table of Contents

Report of Independent Accountants - Wiss & Company LLP                 F-2

Independent Auditors' Report - Citrin Cooperman & Company, LLP         F-3

Consolidated Balance Sheets                                            F-4

Consolidated Statements of Operations                                  F-6

Consolidated Statements of Stockholders' Equity                        F-7

Consolidated Statements of Cash Flows                                  F-8

Notes to Consolidated Financial Statements                             F-9

                        Report of Independent Accountants

To the Audit Committee of Lucille Farms, Inc. and Subsidiaries:

         We have audited the accompanying consolidated balance sheet of Lucille Farms, Inc. and Subsidiaries as of March 31, 2003 and the related consolidated statements of operations, stockholders' equity and cash flows for the period ended March 31, 2003. The consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the consolidated financial statements based on our audit.

         We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principals used and significant estimates made by management, as well as evaluating the overall consolidated financial statements presentation. We believe that our audit provides a reasonable basis for our opinion.

         In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Lucille Farms, Inc. and Subsidiaries as of March 31, 2003 and the consolidated results of their operations and their consolidated cash flows for the period ended March 31, 2003 in conformity with accounting principals generally accepted in the United States of America.




                                                             WISS & COMPANY, LLP

Livingston, New Jersey
June 26, 2003, except for note 14 for
which the date of July 29, 2003.

                          Independent Auditors' Report


Board of Directors
Lucille Farms, Inc.
and Subsidiaries


We have audited the accompanying consolidated balance sheet of Lucille Farms, Inc. and Subsidiaries as at March 31, 2002 and the related consolidated statements of operations, stockholders' equity and cash flows for the years ended March 31, 2002 and 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the aforementioned consolidated financial statements present fairly, in all material respects, the financial position of Lucille Farms, Inc. and Subsidiaries as at March 31, 2002 and the results of their operations and their cash flows for the years ended March 31, 2002 and 2001, in conformity with accounting principles generally accepted in the United States of America.

/s/ Citrin Cooperman & Company, LLP
-----------------------------------
CITRIN COOPERMAN & COMPANY, LLP

New York, New York
June 17, 2002

                      LUCILLE FARMS, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                            MARCH 31, 2003 AND 2002

                                                                         2003          2002
                                                                      -----------   -----------
ASSETS

Current Assets:
         Cash and cash equivalents                                    $     4,000   $   175,000

         Accounts receivable, net of allowances
         of $189,000 in 2003 and $144,000 in 2002                       3,530,000     3,688,000
         Inventories                                                    2,185,000     3,169,000
         Deferred income taxes                                                -0-        72,000
         Prepaid expenses and other current assets                        616,000       164,000
         Due from officers                                                101,000           -0-
                                                                      -----------   -----------
         Total Current Assets                                           6,436,000     7,268,000
                                                                      -----------   -----------
Property, Plant and Equipment, net                                     10,003,000    10,503,000
                                                                      -----------   -----------
Other Assets:
         Due from officers                                                    -0-       101,000
         Deferred income taxes                                                -0-       587,000
         Deferred loan costs, net                                         215,000       250,000
         Other                                                            108,000       118,000
                                                                      -----------   -----------
         Total Other Assets                                               323,000     1,056,000
                                                                      -----------   -----------
         TOTAL ASSETS                                                 $16,762,000   $18,827,000
                                                                      ===========   ===========

  LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
         Revolving credit loan                                        $ 2,924,000   $ 3,744,000
         Accounts payable                                               2,425,000     6,824,000
         Current portion of long-term debt                                710,000       201,000
         Accrued expenses                                                 615,000       384,000
                                                                      -----------   -----------
         Total Current Liabilities                                      6,674,000    11,153,000
                                                                      -----------   -----------
Long-Term Liabilities:
         Long-term debt, less current portion                           7,143,000     6,771,000
         Deferred income taxes                                                -0-       659,000
                                                                      -----------   -----------
         Total Long-Term Liabilities                                    7,143,000     7,430,000
                                                                      -----------   -----------
         TOTAL LIABILITIES                                             13,817,000    18,583,000


Stockholders' Equity:
 Preferred stock, $0.001 per share, 250,000 shares authorized:

 216 shares Series A convertible issued and
 outstanding                                                            1,000           1,000

 583 shares Series B convertible issued and
 outstanding                                                            1,000


 Common stock, $0.001 par value, 25,000,000 shares
 authorized at March 31, 2003 and
 10,000,000 authorized at
 March 31, 2002; 3,354,675 shares issued,                               3,000           3,000
 3,284,775 outstanding at March 31, 2003 and
 3,021,342 shares issued, 2,951,442 outstanding
 at March 31, 2002
 Additional paid-in capital                                         8,548,000       5,001,000
 Accumulated deficit                                               (5,443,000)     (4,596,000)
                                                                 ------------    ------------
                                                                    3,110,000         409,000
 Less: cost of 69,900 shares in 2003 and 2002
 of treasury stock                                                   (165,000)       (165,000)
                                                                 ------------    ------------
 Total Stockholders' Equity                                         2,945,000         244,000
                                                                 ------------    ------------
 TOTAL LIABILITIES AND
 STOCKHOLDERS' EQUITY                                            $ 16,762,000    $ 18,827,000
                                                                 ============    ============


          See accompanying notes to consolidated financial statements.

                      LUCILLE FARMS, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
               FOR THE YEARS ENDED MARCH 31, 2003, 2002 AND 2001

                                                              2003            2002            2001
                                                          ------------    ------------    ------------

Sales                                                     $ 36,691,000    $ 44,915,000    $ 41,374,000

Cost of sales                                               35,786,000      43,897,000      40,448,000
                                                          ------------    ------------    ------------
Gross profit                                                   905,000       1,018,000         926,000
                                                          ------------    ------------    ------------
Other expense (income):
         Selling                                               713,000         728,000         856,000
         General and administration                          1,100,000         944,000         716,000
         Interest income                                        (5,000)        (12,000)        (12,000)
         Interest expense                                      812,000         896,000         841,000
                                                          ------------    ------------    ------------
Total other expense (income)                                 2,620,000       2,556,000       2,401,000
                                                          ------------    ------------    ------------
(Loss) before income taxes and                              (1,715,000)     (1,538,000)     (1,475,000)
extraordinary item
Provision for income taxes                                       7,000           2,000           2,000
                                                          ------------    ------------    ------------
(Loss) Before Extraordinary
Item                                                        (1,722,000)     (1,540,000)     (1,477,000)
Extraordinary Item:
Gain On Debt Restructuring, Net                                875,000            --              --
                                                          ------------    ------------    ------------

Net Loss                                                  $   (847,000)   $ (1,540,000)   $ (1,477,000)
                                                          ============    ============    ============
        Net Income (Loss) per share:
        Basic and Diluted:

        Income (loss) before
        Extraordinary item
                                                          $      (0.53)   $      (0.52)   $      (0.50)
                                                          ============    ============    ============
        Extraordinary item                                $        .27    $       --      $       --
                                                          ============    ============    ============
            Net loss                                      $       (.26)   $      (0.52)   $      (0.50)
                                                          ============    ============    ============
Weighted average shares outstanding
used to compute net income per share:
         Basic                                               3,229,220       2,961,392       2,971,342
                                                          ============    ============    ============
         Diluted                                             3,229,220       2,961,392       2,971,342
                                                          ============    ============    ============

          See accompanying notes to consolidated financial statements.

                      LUCILLE FARMS, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
               FOR THE YEARS ENDED MARCH 31, 2003, 2002 AND 2001

                                                                  Additional
                     Preferred Stock         Common Stock         Paid-in      Accumulated      Treasury Stock
                   Shares      Amount      Shares      Amount     capital        Deficit      Shares      Amount        Total
                  ---------  ----------  ----------  ---------  ------------  ------------  ---------  ------------  ------------

Balance,
March 31,
2000                                      3,021,342  $   3,000  $  4,438,000  ($ 1,579,000)    50,000  ($   125,000)  $   2,737,000

Net loss                                                                        (1,477,000)                              (1,477,000)
Issuance
of warrants                                                           10,000                                                 10,000
                  ---------  ----------  ----------  ---------  ------------  ------------  ---------  ------------   ------------
Balance,
March 31,
2001                                      3,021,342      3,000     4,448,000    (3,056,000)   50,000       (125,000)     1,270,000

Preferred
stock
issued                  216  $    1,000                              539,000                                               540,000

Net loss                                                                        (1,540,000)                             (1,540,000)

Issue of
options for
services                                                              14,000                                                14,000

Purchase
of treasury
stock                                                                                           19,900       (40,000)       (40,000)
                  ---------  ----------  ----------  ---------  ------------  ------------  ----------  ------------   ------------
Balance,
March 31,
2002                    216       1,000   3,021,342      3,000     5,001,000    (4,596,000)     69,900      (165,000)       244,000




Preferred
Stock
Issued                  583       1,000     333,333        -0-     3,548,000                                              3,548,000

Net loss                                                                          (847,000)                                (847,000)
                  ---------  ----------  ----------  ---------  ------------  ------------  ----------  ------------   ------------
Balance,
March 31,2003           799  $    2,000   3,354,675  $   3,000  $  8,548,000  $(5,443,000)      69,900  $   (165,000)  $  2,945,000
                  =========  ==========  ==========  =========  ============  ============  ==========  ============   ============

           See accompanying notes to consolidated financial statements

                      LUCILLE FARMS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                FOR THE YEARS ENDED MARCH 31, 2003, 2002 AND 2001

                                                                  2003         2002         2001
                                                              -----------  -----------  -----------
Cash Flows from Operating Activities:
         Net loss                                             $  (847,000) $(1,540,000) $(1,477,000)
Adjustments to reconcile net loss
to net cash flow from operations
         Depreciation and amortization                            950,000      741,000      619,000
         Provision for doubtful accounts                          145,000       12,000       78,000
         Deferred income taxes                                     72,000          -0-          -0-
         Inventory evaluation allowance                           257,000          -0-          -0-
         Non-cash compensation                                      5,000       14,000       10,000
         Extraordinary gain                                      (875,000)         -0-          -0-
         (Decrease) increase in assets:
         Accounts receivable                                       13,000      914,000   (1,570,000)
         Inventories                                              727,000   (1,006,000)      12,000
         Prepaid expense and other current assets                (452,000)     (44,000)     (12,000)
         Other assets                                              10,000      (21,000)      (3,000)
         Increase (decrease) in liabilities:
         Accounts payable                                       1,119,000    1,309,000    1,959,000
         Deferred income taxes                                    (72,000)         -0-          -0-
         Accrued expenses                                         231,000       (6,000)      83,000
                                                              -----------  -----------  -----------
Cash flow provided (used) by operating activities               1,283,000      373,000     (301,000)
                                                              -----------  -----------  -----------
Cash Flows from Investing Activities:
         (Increase) repayment of officers' loans                      -0-       (8,000)      11,000
         Purchase of property, plant and equipment               (432,000)  (1,673,000)  (1,146,000)
                                                              -----------  -----------  -----------
Net cash used by investing activities                            (432,000)  (1,681,000)  (1,135,000)
                                                              -----------  -----------  -----------
Cash Flows from Financing Activities:
         Repayments of
         revolving credit loan                                   (820,000)    (523,000)   1,150,000
         Proceeds from long-term debt                                 -0-    2,000,000      204,000
         Principal payments of long-term debt                    (119,000)    (183,000)    (147,000)
         Increase in loan costs                                   (83,000)     (23,000)      (6,000)
                                                              -----------  -----------  -----------
Net cash provided (used) by financing activities               (1,022,000)   1,271,000    1,201,000
                                                              -----------  -----------  -----------
Net decrease in cash and cash equivalents                        (171,000)     (37,000)    (235,000)
Cash and cash equivalents - beginning                             175,000      212,000      447,000
                                                              -----------  -----------  -----------
CASH AND CASH EQUIVALENTS - ENDING                            $     4,000  $   175,000  $   212,000
                                                              -----------  -----------  -----------
SUPPLEMENTAL DISCLOSURE
OF CASH FLOW INFORMATION:
Cash paid for:
         Interest                                             $   789,000  $   850,000  $   819,000
         Income taxes                                               7,000        2,000        5,000
Non-Cash Investing and Financing Activities
         Additions to property, plant and equipment
         acquired by debt issue                                                             142,000
         Additions to property, plant and equipment
         acquired by preferred stock issue                                     540,000
         Treasury stock acquired in settlement of loan                          40,000

          See accompanying notes to consolidated financial statements.

                      LUCILLE FARMS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Business Activity
Lucille Farms, Inc. and Subsidiaries (the "Company") is engaged in the manufacture and marketing of a variety of cheese products which are sold primarily to the food service and industrial segments of the cheese market through independent distributors and the Company's sales staff, respectively. The Company's cheese products are commodity items and as such the Company is unable to predict pricing trends that have a significant effect on its operations. Regulatory factors affect the Company's milk suppliers, such as dairy subsidies and price supports, which may have an effect on the Company's raw material cost, but the impact cannot be predicted.

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

Basis of Presentation
The consolidated financial statements include the accounts of Lucille Farms, Inc. and its wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated.

Cash Equivalents
The Company considers temporary investments with a maturity of three months or less to be cash equivalents.

Concentration of Credit Risk - The Company maintains its cash balances at several financial institutions. Accounts at each institution are insured by the Federal Deposit Insurance Corporation up to $100,000. At times, cash balances may exceed insured limits.

Revenue Recognition
The Company follows the guidelines of the S.E.C Accounting Bulletin No. 101, "Revenue Recognized in Financial Statements". Revenues are recognized at the time products are shipped to the customer. Allowances are made for estimated returns and allowances. Sales of whey, $1,795,000, $3,082,000 and $2,392,000 for 2003, 2002 and 2001, respectively, are also recognized at time of shipment to customers.

Advertising
Advertising is expensed as incurred. Advertising expense was $28,000, $15,000 and $14,000 for 2003, 2002 and 2001, respectively.

Inventories
Inventories are stated at the lower of cost or market determined on a first in, first out method of accounting. We maintain an allowance for inventory obsolescence for losses resulting from inventory items becoming not saleable due to spoilage or changes in customer's requirements (see Note 3).

Property, Plant and Equipment
Property, plant and equipment are stated at cost. Depreciation and amortization is being provided on a straight-line basis over the estimated useful lives of the assets as follows:

Plant                               35 years
Equipment                           3-10 years

Long-Lived Asset Impairment
Pursuant to Financial Accounting Standards Board Statement No. 121, "Accounting for the Impairment of Long-Lived Assets to be Disposed of," impairment of long-lived assets, including intangibles related to such assets, is recognized whenever events or changes in circumstances indicate that the carrying amount of the asset, or related group of assets, may not be fully recoverable from estimated future cash flows and the fair value of the related assets is less than their carrying value. Financial Accounting Standards Board Statement No. 144, "Accounting for the Impairment of Disposal of Long-Lived Assets" (FAS 144) clarified when a long-lived asset held for sale should be classified as such. It also clarifies previous guidance under FAS 121. The adoption of FAS 144 did not affect the company's consolidated operations, financial position or cash flows. The company, based on current circumstances, does not believe any indicators of impairment are present.

Deferred Loan Costs
Costs of obtaining term facilities were deferred and are being amortized on a straight-line basis over the term of the loans.

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

Earnings per Share
Basic earnings per share are computed by dividing net earnings available to common shareholders by the weighted average common shares outstanding for the period. Diluted earnings per share is computed by dividing net earnings available to common shareholders by the weighted average common shares outstanding adjusted for the dilutive effect of options granted under the Company's stock option plans, outstanding warrants, and convertible preferred stock. Basic and diluted earnings per share were the same for 2003, 2002, and 2001 since options and warrants were not included in the calculation because their effect would have been antidilutive. For 2003 and 2002 conversion of preferred stock was not taken into consideration since the effect would be antidilutive. No preferred stock was outstanding in 2001.

Accounting for Stock-Based Compensation
The Company follows the intrinsic method of Accounting Principals Board Opinion No. 25, "Accounting for Stock Issued Employees" (APB 25) and related Interpretations in accounting for it's employee stock options because, as discussed below, Financial Accounting Standards Board Statement No. 123,"Accounting for Stock-Based Compensation" (FAS 123) requires use of option valuation models that were not developed for use in valuing employee stock options. FAS 123, permits a Company to elect the intrinsic method of APB 25 rather than the alternative fair value accounting provided under FAS 123 but requires pro forma net income and earnings per share disclosures as well as various other disclosures not required under APB 25 for companies following APB
25. The Company has adopted the disclosure provisions required under Financial Accounting Standards Board Statement No. 148, "Accounting for Stock-Based Compensation -Transition and Disclosure" (FAS 148). Under APB 25, because the exercise price of the Company's stock options equals the market price of the underlying stock at the date of grant, no compensation expense was recognized. See "New Pronouncements".

Sales concentration
In the fiscal years ended March 31, 2003 and 2001, one customer accounted for approximately 14% and 10% of the Company's revenue, respectively. In 2002, no one customer accounted for more than 10% of sales.

Vendor concentration
The Company purchases milk from one vendor. Management believes that if this supplier should discontinue production of the respective products, there are other suppliers of milk in the region, and new sources would be readily available.

New Accounting Pronouncements

In June 2002, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" (FAS 146), which will be effective for exit or disposal activities initiated after December 31, 2002, is not expected to have a material impact on the company's results of operation, financial position or cash flows.

In November 2002, the FASB issued Interpretation No. 45, "Guarantor's
Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" (FIN 45), which elaborates on the existing disclosure requirements for most guarantees and clarifies that at the time a company issues a guarantee, it must recognize a liability for the fair value of the obligations it assumes under the guarantee and must disclose that information in its interim and annual financial statements. The disclosure requirements of FIN 45 are effective for financial statements ending after December 15, 2002. The initial recognition and measurement provisions of FIN 45 are applicable on a prospective basis to guarantees issued or modified after December 31, 2002. The Company does not expect FIN 45 to have a material impact on its financial position or results of operations.

In December 2002, the FASB issued Statement of Financial Accounting Standards No. 148, "Accounting for Stock Based Compensation-Transition and Disclosure" (FAS 148), which amends FAS 123, "Accounting for Stock-Based Compensation", transition requirements when voluntarily changing to the fair value based method of accounting for stock-based compensation and also amends FAS 123 disclosure requirements. FAS 148 is not expected to have a material impact on the company's results of operations, financial position or cash flow.

In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities" (FIN 46), which clarifies the application of Accounting Research Bulletin No. 51, "Consolidated Financial Statements," to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated support from other parties. FIN 46 requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity's activities or is entitled to receive a majority of the entity's residual returns or both. The consolidation requirements apply to variable interest entities created after January 31, 2003. The consolidation requirements apply to variable interest entities created before February 1, 2003, in the first fiscal year or interim period beginning after June 15, 2003. Certain of the disclosure requirements apply to financial statements issued after January 31, 2003, regardless of when the variable interest entity was established. The Company does not expect FIN 46 to have a material impact on its financial position or results of operations.

Fair value and Credit Risk
The Company does not use any derivatives and its financial instruments are generally cash deposits, accounts receivable and debt. The Company's debt carries interest at market rates and the Company believes that the fair value of these instruments approximates the carrying value.

The Company provides credit to customers on an unsecured basis after evaluating customer credit worthiness. Since the Company sells to a broad range of customers with a wide geographical dispersion, concentrations of credit risk are limited. In addition, the Company provides an allowance for doubtful accounts for accounts receivable, which are potentially uncollectable.

Reclassifications
Certain reclassifications have been made to the prior years' financial statements to conform to the current year presentation. These reclassifications had no effect on previously reported results of operations or accumulated deficit.

NOTE 2 - ACCOUNTS RECEIVABLE
The allowance for doubtful accounts in 2003 was increased due to the bankruptcy of one of the Company's largest customers, Lisanti Foods. The Company had credit insurance on this company and has collected part of the balance the customer owed with the remaining part applied against the deductible of $48,000.

NOTE 3 - INVENTORIES

Inventories consist of the following:

                                             March 31, 2003     March 31, 2002
                                              -----------        -----------
Finished goods                                $ 1,695,000        $ 2,337,000
        Raw materials                             440,000            281,000
        Supplies and packaging                    400,000            644,000
                                              -----------        -----------
                                              $ 2,535,000        $ 3,262,000
        Less: Reserve for Obsolescence            350,000             93,000

                                              -----------        -----------
                                              $ 2,185,000        $ 3,169,000

                                              -----------        -----------

The Company recognizes a reserve for inventory obsolescence that totaled $350,000 and $93,000 for 2003 and 2002, respectively. No allowance was recognized in 2001.

                      LUCILLE FARMS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4 - PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consists of the following:



                                March 31, 2003     March 31, 2002
                                 -----------        -----------
        Land                     $    25,000        $    25,000
        Plant                      4,728,000          4,649,000
        Equipment                 10,528,000         10,191,000
        Whey facility              2,139,000          2,124,000
                                 -----------        -----------
                                  17,420,000         16,989,000
        Less: accumulated
        depreciation and
        amortization               7,417,000          6,486,000
                                 -----------        -----------
                                 $10,003,000        $10,503,000
                                 -----------        -----------


NOTE 5 - DUE FROM OFFICERS

Amounts due from officers reflect advances and loans which effective June 1, 1992 were converted to promissory notes bearing interest at 9% per annum. Interest is payable annually thereafter, with the principal originally due on June 1, 2000 was extended to June 1, 2003. Interest income on these notes was $15,000, $11,000 and $11,000 for the years ended March 31, 2003, 2002, and 2001 respectively. During 2002, $39,800 of the debt was repaid by the Company acquiring shares of its common stock as a settlement.

NOTE 6 - REVOLVING CREDIT LOAN

The Company has a $4,000,000 revolving credit facility at March 31, 2003. The loan was to expire on June 16, 2003. The bank has extended the loan's maturity to September 15, 2003 at which time the outstanding principal is due. The rate of interest on amounts borrowed against the revolving credit facility is based upon the New York prime rate plus 1% (5.25% at March 31, 2003 and 5.75% at March 31, 2002). Advances under this facility are limited to 50% of inventory (with a cap on inventory borrowings of $1,000,000) and 80% of accounts receivable as defined in the agreement. The commitment contains various restrictive covenants. At March 31, 2003, the Company was in default of its debt coverage ratio covenant. On July 29, 2003, the lender provided a waiver of that covenant violation. In addition, the Company is required to generate an increase in its dollar amount of net worth annually. The Company is seeking alternative financing to replace this loan. Should the Company not be able to secure alternative financing by the extended due date it will request an additional extension of the loan's due date. However, there is no assurance that such financing can be secured or the extension granted. Failure to secure such financing can have a significant negative effect on the Company's liquidity (See
Note 14). This loan is secured by substantially all of the Company's assets.

                      LUCILLE FARMS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 7 - LONG-TERM DEBT

Long-term debt consists of the following:

                                                                                   March 31, 2003     March 31, 2002
                                                                                   --------------     --------------

Term loan with a bank dated February 8, 1999, secured by real estate and equipment, payable monthly at $37,561 including interest at 9.75%
for 20 years maturing February 8, 2019                                                 $3,639,000        $3,738,000

Term loan with a bank dated February 8, 1999 secured by real estate and equipment, payable monthly at $10,051 including interest at 10.75%
for 20 years maturing February 8, 2019                                                    919,000           940,000

Loan payable to bank due in annual installments of $500,000 beginning May 1,
2003. The loan, collateralized by the Company's plant and equipment, bears interest at 1% above the bank's national
variable rate (5.25% at March 31, 2003). Interest                                       2,000,000         2,000,000
is payable monthly

Promissory note to St. Albans Cooperative Creamery due April 14, 2005. The note bears interest at the applicable federal rate, paid annually in arrears on each anniversary date of the note
                                                                                        1,100,000               -0-

Equipment notes payable in monthly installments ranging from $972 to $3,006, including interest at rates of 9.75% to 11%, through September 2005. The notes
are collateralized by equipment with a net book value of $314,000 at March 31, 2003       168,000           236,000

Discounted obligations under capital leases (Note 9)                                       27,000            58,000
                                                                                       ----------        ----------
                                                                                        7,853,000         6,972,000

Less: current portion                                                                     710,000           201,000
                                                                                       ----------        ----------
TOTAL                                                                                  $7,143,000        $6,771,000
                                                                                       ==========        ==========


As of March 31, 2003 long-term debt matures as follows:

         2004                      $  710,000
         2005                         711,000
         2006                       1,675,000
         2007                         664,000
         2008                         181,000
  Thereafter                        3,912,000
                                   ----------
                                   $7,853,000
                                   ==========

Substantially all of the Company's property, plant and equipment are pledged as collateral for these obligations.

                      LUCILLE FARMS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8 - INCOME TAXES

Temporary differences and carryforwards which give rise to deferred tax assets and liabilities are as follows:

                                       March 31, 2003                       March 31, 2002
                                  --------------------------           ------------------------
                                                    Deferred                               Deferred
                                   Deferred           Tax               Deferred              Tax
                                   Tax Asset        Liability           Tax Asset          Liability
                                  -----------      -----------         -----------         ---------

Depreciation                       $        -        $725,000           $                  $ 659,000
Provision for doubtful accounts        72,000                               54,000
Reserve for obsolescence               98,000
Reserve for compensated absences       22,000                               18,000
Operating loss carryforwards        3,021,000                            2,536,000
Contribution carryforwards              2,000                                2,000
                                  -----------      -----------         -----------         ---------
                                    3,215,000          725,000           2,610,000           659,000
Valuation allowance                (2,490,000)                          (1,951,000)
                                  -----------      -----------         -----------         ---------
                                   $  725,000        $ 725,000            $659,000          $659,000
                                  -----------      -----------         -----------         ---------


The net change in the valuation allowance for the periods presented were as follows:

                                                   March 31,
                                    ---------------------------------------
                                      2003            2002            2001
                                    --------        --------        --------
Valuation allowance increase        $441,000        $598,000        $486,000

The provision for income taxes represents the provision for minimum state taxes, with the tax benefits of loss carryforwards being offset by increases or decreases in the valuation allowance.

The provision for income taxes is different than the amount computed using the United States Federal Statutory income tax rate for the reasons set forth below:

                                                  Years Ended March 31,
                                           ----------------------------------
                                             2003         2002         2001
                                           --------     --------     --------
Expected tax at U.S. Statutory Rate           (34.0)%      (34.0)%      (34.0)%
State and local income taxes                     .1           .1           .1
Permanent differences and other                 (.6)        (4.9)          .3
Valuation allowance for operating loss
carryforwards                                  34.6         38.9         33.7
                                           --------     --------     --------
                                                 .1%          .1%          .1%
                                           ========     ========     ========

Operating loss carry forwards totaled $7,951,000 as of March 31, 2003 and expire on March 31, of the following years:

         2011                 $   77,000
         2012                    913,000
         2013                  2,122,000
         2015                    268,000
         2016                  1,562,000
         2022                  1,731,000
         2023                  1,278,000
                              ----------
         Total                $7,951,000
                              ==========

                      LUCILLE FARMS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9 - LEASE COMMITMENTS

The Company leases automobiles for two of its officers under lease arrangements classified as operating leases. The leases expire in November 2005 and April 2006. Rent expense was approximately $19,000 and $19,000 in the years ended March 31, 2003 and 2002 respectively. Future minimum payments under the leases are approximately $17,000 at March 31, 2003.

The Company leases equipment under operating leases expiring through January 2004. Minimum monthly lease payments under these leases total $1,000. Minimum annual lease payments are $12,000 for the year ending March 31, 2004.

The Company also leases equipment under a lease that includes an option to purchase the equipment at the end of the lease term. Capital lease property of $128,000 less accumulated depreciation of $44,000 is included in property, plant and equipment at March 31, 2003.

Future minimum lease payments under capital leases are as follows:

2004                                                               35,000
2005                                                                9,000
                                                                 --------
Total minimum lease payments                                       44,000
Less amount representing interest                                  17,000
                                                                 ---------
Present value of net minimum payments                              27,000
Less: current portion                                              26,000
                                                                 --------
Long-term obligation                                             $  1,000
                                                                 ========

NOTE 10 - RELATED PARTY TRANSACTIONS

The Company leases a parcel of land adjacent to its production facility. This parcel is owned by three of its stockholders. The space is used as an employee parking lot and its use was required in conjunction with the construction of the new whey drying facility. The ten- year lease term carries a monthly rental of $750 during the first five years and $900 during the remaining five years. Rent expense for the years ended March 31, 2003, 2002 and 2001 was $9,000 in each of the years. This lease has a purchase option to purchase at fair market value at the end of the ten-year period. This lease was assigned to the bank in conjunction with the whey plant financing.

The Company purchases all of its milk supplies from one of its stockholders (see
Note 12). Purchases totaled approximately $21,290,000 for 2003, $28,454,000 for 2002 and $20,669,000 for 2001, respectively.

The Company leases space for its executive offices at $1,200 per month from three of its stockholders on a month-to-month basis. Rent expense was approximately $14,000 for each of the years ended March 31, 2003, 2002 and 2001.

The Company also leases an additional 900 square feet for $750 monthly on a month-to- month basis. These premises are owned by three of its stockholders. This space is primarily used for the Company's marketing operations. Rent expense for the Company's office facility in New Jersey was $9,000 for each of the years ended March 31, 2003, 2002 and 2001.

The Company paid the Chief Executive Officer $33,000 for marketing consulting services prior to him joining the Company.

The Company has incurred approximately $245,000 of legal fees from the law firm of Breslow and Walker, LLP. The Chairman of the Board of Directors is a partner of that firm.

On June 10, 2002, B&W Investment Associates, a partnership of which Howard S. Breslow, Chairman of the Board, is a partner, acquired for $25,000, a ten year warrant to purchase 500,000 shares of Common Stock at $3.00 per share.

The Company purchased raw materials of $615,000 from an entity affiliated with Dr. Mali Reddy, a former Company director, during the period he was a director in 2002.

                      LUCILLE FARMS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 11 - STOCKHOLDERS' EQUITY

In May 1993, the Board of Directors of the Company adopted a resolution authorizing the issue of 250,000 shares of Preferred Stock, par value $0.001 per share. The preferred stock may be issued in series, the terms of which will be determined by the Company's Board of Directors without action by stockholders and may include dividend and liquidation preferences to common stock, voting rights, redemption and sinking fund provisions and conversion rights.

In June 2001 the Company entered into an agreement to purchase plant equipment with preferred stock. In connection therewith, the Company issued 216 shares of Series A Convertible Redeemable Preferred Stock with a face value of $540,000. The stock can be converted into 216,000 shares of common stock at $2.50 per share. The preferred stock has no rights as to dividends or voting. There is a liquidation preference at face value and the Company can redeem the Preferred Stock at face value under certain defined conditions.

On May 16, 2002, the Company entered into an agreement with St Albans Cooperative Creamery to sell 583 shares of Lucille Farms' Series B Convertible Redeemable Preferred stock, which is convertible into 583,333 shares of common stock, and a 10-year warrant to purchase 583,333 shares (subject to adjustment) of common stock at $.01 per share, for an aggregate price of $3,500,000, to cancel accounts payable owed to St Albans.

On December 20, 2002, the shareholders of the Company voted on and approved the 2002 stock option plan authorizing the issue of 1,000,000 shares of common stock, par value $.001, per share upon the exercise of options, which may be granted from time to time in accordance with the plan.

NOTE 12 - OTHER EVENTS

Employment Agreements

On November 1,2002, the Company entered into an employment agreement with Jay Rosengarten, the Chief Executive Officer, for a 5 year term. Among other items, the employment agreement provides for the granting of a 10-year option to purchase 250,000 shares of the Company's common stock at $3 per share. Subject to accelerated vesting in the case of certain change of control event, the options vest 50,000 shares on November 1, 2002 and 50,000 shares on each of the next four anniversary dates.

2002 Stock Option Plan
On October 24, 2002, the 2002 Stock Option Plan became effective. An aggregate of 1,000,000 shares of common stock were reserved for issuance upon exercise of options which may be granted from time to time in accordance with the plan. Options may be granted to employees, including officers, directors, consultants and advisors. Options shall be designated as either Incentive Stock Options or Non-Incentive Stock Options being issued at a purchase price of not less than 100% (110% in case of optionees who own more than 10% of the voting power of all classes of stock of the Company) of fair market value of the Common Stock on the date the option is granted. In November 2002, options to purchase 250,000 shares were granted to the CEO of the Company for an exercise price of $3.00 per share, and options to purchase 50,000 shares were granted to an employee of the Company for an exercise price of $3.00 per share.

1993 Stock Option Plan
In April 1995, options to purchase 10,000 shares were granted to each of two employees at an exercise price of $3.625. The options shall expire on April 4, 2005. In May 1996, options to purchase 50,000 shares were granted to a newly hired employee at an exercise price of $4.00. These options vest and are exercisable ratably over a five-year period beginning one-year from date of employment, and expire April 1, 2003. In January 1998, options to purchase 25,000 shares were granted to a director of the Company in his capacity as consultant at an exercise price of $1.50 per share. The options expire on January 2008 and vest to the extent of 5,000 shares on date of issue and 5,000 shares on each of the next four anniversary dates. In June, 2001 the Company issued options for consulting services and for a directorship. The ten year options were for 5,000 shares each with an exercise price at the fair market value on the date of grant of $1.80 and $1.84 and were valued as determined using the Black Scholes option-pricing model for a total of $13,695. The options were canceled in May 2002. All values calculated, on the date of grant using the Black Scholes option-pricing model with the following assumptions:

                                   March 31, 2003             March 31, 2002
                                ----------------------      -------------------
                                 Options    Warrants        Options    Options
                                --------    ---------       --------   --------

Expected dividend yield             -0-%         -0-%           -0-%     -0-%
Risk free interest rate             4.0%         4.0%           5.0%      5.0%
Expected stock volatility         112.6%       111.0%          62.4%     62.6%
Expected option life            10 years     10 years       10 years  10 years

The Company follows the intrinsic method of Accounting Principals Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB 25) and related Interpretations in accounting for its employee stock options because, as directed below, Financial Accounting Standards Board Statement No. 123,"Accouting for Stock-Based Compensation" (FAS 123) requires use of option valuation models that were not developed for use in valuing employee stock options. FAS 123, permits a Company to elect to the intrinsic method of APB 25 rather than the alternative fair value accounting provided under FAS 123 but requires pro forma net income and earnings per share disclosures as well as various other disclosures not required under APB 25 for companies following APB
25. The Company has adopted the disclosure provisions required under Financial Accounting Standards Board Statement No. 123, "Accounting for Stock-Based Compensation-Transition and Disclosure" (FAS 123). Under APB 25, because the exercise price of the Company's stock options equals the market price of the underlying stock at the date of grant, no compensation expense was recognized. See "New Pronouncements".
                                             Years Ended March 31,
                               -----------------------------------------------
                                  2003               2002              2001
                               -----------       -----------       -----------
Net income (loss):
As reported                    $ (847,000)       $(1,540,000)      $(1,477,000)
Pro forma                      $ (924,000)       $(1,546,000)      $(1,572,000)
Net earnings
  (loss) per share:
As reported                    $     (.26)       $      (.52)      $      (.50)
Pro forma                      $     (.29)       $      (.52)      $      (.53)

The full impact of calculating compensation cost for stock options under SFAS No. 123 is not reflected in the pro forma net income amounts presented above because compensation cost is reflected over the options' vesting period. Stock options are summarized as follows:

                           Exercise price       2003       2002         2001
                           ----------------- ---------  ----------     --------


Outstanding - beginning   $1.50 to $4.00       105,000    245,000       95,000
Issued                    $1.80 and $3.9375    275,000     10,000      150,000
Terminated                $3.9375 and $4.00     10,000    150,000        7,500
                                              --------   --------      -------
Outstanding - ending      $ 1.50 to $4.00      370,000    105,000      245,000
                                              ========   ========      =======

At March 31, 2003 options for 128,000 shares were exercisable at a weighted average exercise price of $3.13.

The following table summarizes information about stock options outstanding at March 31, 2003:

                                       Weighted
                                       Average        Weighted Average
   Range of           Number           Remaining        Remaining
Exercise Prices      Outstanding      (in years)      Exercise Price
---------------      -----------     ------------     --------------
$ 1.50 - 3.00         300,000             8.9              $ 2.84
$ 3.01 - 4.00          70,000             1.6              $ 3.95

On June 10 2002, B&W Investment Associates, a partnership of which Howard S. Breslow, Chairman of the Board, is a partner, acquired for $25,000, a ten year warrant to purchase 500,000 shares of Common Stock at $3.00 per share.

Purchase of Common Stock

Effective October 1, 2001, the Company acquired 19,900 shares of its common stock valued at $2 per share, in payment of a loan due from one of its shareholders.

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

                      LUCILLE FARMS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 13 - RESTRUCTURING

The Company entered into an agreement, as of May 16, 2002, with St. Albans Cooperative Creamery, Inc. ("St. Albans"), the Company's primary supplier of raw materials, pursuant to which St. Albans (i) converted $1,000,000 of accounts payable owed by the Company to St. Albans, into 333,333 share of the Company's common stock, (ii) converted $3,500,000 of accounts payable owed by the Company to St. Albans into (A) preferred stock convertible into 583,333 shares of common stock, which preferred stock (1) automatically converts into such number of shares of common stock if the common stock is $8 or higher for thirty consecutive trading days, and (2) may be redeemed by the Company for $3,500,000, and (B) a ten-year warrant to purchase 583,333 shares of common stock (subject to adjustment under certain circumstances to a maximum of 1,416,667 shares of common stock) at $.01 per share, which warrant (1) may not be exercised for a period of three-years, (2) terminates if, during such three-year period, the Company's common stock is $8 or higher for thirty consecutive trading days, and
(3) in the event the Company's common stock is not $8 or higher for thirty consecutive trading days during such three-year period, may only be exercised on the same basis percentage wise as the preferred shares are converted, (iii) converted an additional $1,000,000 of accounts payable owed by the Company to St. Albans into a convertible promissory note, bearing interest at the applicable federal rate (4.99%) at the note's inception, due on April 14, 2005, which note is convertible into common stock at $6 per share at any time by St. Albans and, at the Company's option, automatically shall be converted into common stock at $6 per share if the common stock is $8 or higher for a period of 30 consecutive trading days, and (iv) provided the Company with a pricing structure for milk and milk by-products, for a minimum of one-year and a maximum of four-years (subject to renegotiation at the expiration of the applicable period), designed to produce profitability for the Company.

Accordingly, an extraordinary gain on the Company's troubled debt restructuring was recognized in the amount of $875,000, net of income taxes that were calculated to be zero. The Company has recorded the restructured debt issued pursuant to the restructuring in accordance with the requirements of SFAS 15, "Accounting by Debtors and Creditors For Troubled Debt Restructurings". Accordingly, the debt recorded in connection with this transaction included obligations for future cash payments of principal and interest to the extent that the total of such cash flows did not exceed the principal amount of the debt cancelled.

Note 14-Subsequent Events

The Company was in violation of our debt coverage with UPS Capital Business Credit, f/k/a First International Bank, for the year ended March 31, 2003. Subsequently, on July 29, 2003, UPS Capital Business Credit provided a waiver of the covenant violation.

Schedule 1 - Valuation and Qualifying Accounts:

---------------------------------------------------------------------------------------------------------------------------------
COL A                                COL B                 COL. C                               COL. D              COL E
---------------------------------------------------------------------------------------------------------------------------------
                                                                              Additions
                                   Balance at       Additions(Deductions)    Charged to        Other Changes       Balance
                                   Beginning        Charged (Credited) to   Other Accounts     Add (Deduct)       at End of
Classification                     Of Period        Cost and Expenses         Describe           Describe           Period
---------------------------------------------------------------------------------------------------------------------------------

YEAR ENDED MARCH 31, 2003:
Reserves and
 allowances deducted
 From asset account:
Allowance for
 uncollectable
 accounts                      $     144,000          $    145,000                              $    (100,000)(1)  $     189,000
Reserve on inventory                  93,000               257,000                                                       350,000
Valuation for deferred
  tax asset                       (1,951,000)             (441,000)                                                   (2,392,000)
                               -------------          ------------                              -------------      -------------
                               $  (1,714,000)         $    (39,000)                             $    (100,000)    ($   1,853,000)
                               -------------          ------------                              -------------      -------------
                               -------------          ------------                              -------------      -------------

YEAR ENDED MARCH 31, 2002:
Reserves and allowances deducted
  From asset account:
  Allowance for uncollectable accounts             132,000         12,000           144,000
  Reserve on inventory                                 -           93,000            93,000
  Valuation for deferred tax asset              (1,353,000)      (598,000)       (1,951,000)
                                            --------------     ----------     -------------
                                            $   (1,221,000)    $ (493,000)    $  (1,714,000)
                                            --------------     ----------     -------------
                                            --------------     ----------     -------------

YEAR ENDED MARCH 31, 2001:
Reserves and allowances deducted
  From asset account:
  Allowance for uncollectable accounts             103,000         29,000           132,000
  Valuation for deferred tax asset                (867,000)      (486,000)       (1,353,000)
                                            --------------     ----------     -------------
                                            $     (764,000)    $ (457,000)    $  (1,221,000)
                                            --------------     ----------     -------------
                                            --------------     ----------     -------------

(1) Uncollectable accounts written off, net of recoveries


The allowance for the doubtful accounts in 2003 was increased due to the bankruptcy of one of the Company's largest customers, Lisanti Foods. The Company had credit insurance on this company and has collected part of the balance the customer owed with the remaining part applied against the deductible of $48,000. Lucille Farms established a reserve for inventory that did not meet company standards but was saleable to cheese processors during 2003.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

At the stockholders' meeting on December 20, 2002, the shareholders approved Wiss & Company LLP as the Company's independent accounting firm for the year ended March 31, 2003, replacing our former accounting firm Citrin Cooperman & Company, LLP.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The directors and executive officers of the Company as of June 24, 2003 are as follows:

 Name                  Age      Present office or Position
-------               -----     --------------------------------
Howard Breslow         63       Chairman of the Board of Directors
Jay M. Rosengarten     58       Chief Executive Officer and Director
Alfonso Falivene       60       President and Director
Gennaro Falivene                Executive Vice President-Quality Control
Albert N. Moussab      50       Chief Financial Officer
George Bell            59       Director
Ralph Singer           54       Director


         Mr. Howard S. Breslow has been a director of the Company since April 1993. On October 24, 2002, he was elected as the non-employee Chairman of the Board of Directors. Mr. Breslow has been a practicing attorney in New York for more than 35 years and has been a member of the law firm of Breslow & Walker, LLP New York, New York for more than 30 years, which firm is counsel to the Company. Mr. Breslow currently serves as a director of Excel Technology, Inc., a publicly held company engaged in the development and sale of laser products, BioLife Solutions, Inc., a publicly held company engaged in the research, development and sale of products for use in low temperature medicine, and Vikonics, Inc., a non-operating publicly held company.

         Mr. Jay Rosengarten was appointed Chief Executive Officer by the Board of Directors in August 2002 and has been on the Board of Directors since February 1, 1998. Mr. Rosengarten, the former Board Chairman of Shopwell, Chicago is an internationally recognized consultant, author and lecturer on Consumer Marketing, Ethnic Marketing and Business Management. He has been the keynote speaker at numerous national trade association meetings and major corporate events. Mr. Rosengarten has a J.D. from Fordham University Law School. Mr. Rosengarten is the principal of The Rosengarten Group, a management consulting firm, a position he has held from 1993 to present.

         Mr. Alfonso Falivene is a founder of the Company and has been a director of the Company since inception in 1976. He served as Vice President and Secretary of the Company until April 1993 when he was appointed President and Chief Executive Officer. On November 1, 2002, Mr. Falivene resigned the position of Chief Executive Officer.

         Mr. Gennaro Falivene is a founder of the Company and has been a director of the Company since inception in 1976. He served as Vice President and Treasurer of the Company from inception until April 1993 when he was appointed Vice Chairman of the Board and Executive Vice President-Quality Control.

         Mr. Albert N. Moussab was appointed the Chief Financial Officer of the Company in August 2002. Prior to this position, he was the Company's Controller since joining the Company in March 2001. From January 2000 until March 2001, Mr. Moussab was the Controller for Fink Baking Company, a New York based producer of bread supplying the New York metropolitan area restaurants and New York School system. From 1996 until the end of 1999, Mr. Moussab served as the Controller of the Academy Bus Company, the largest privately held bus company in the Northeast.

         Mr. George Bell has been a director of the Company since August 2002. Mr. Bell has been the President of National Provisions, Inc. a national specialty food processing company based Florida, since June 2001 and the President of Florida Deli Pickle Company, Inc. since 1993. Mr. Bell previously spent over 25 years with Hebrew National, an internationally renowned meat processing company, especially known for their frankfurters. His last position was Sr. V.P. of Operations for the company.

         Mr. Ralph Singer has been a director of the Company since August 2002. Mr. Singer has been the Chairman of the Board of National Provisions, Inc. since June 2001, and the Chairman of Florida Deli Pickle Company Inc. since February 2001. He is a former Deputy Chairman of the Board of The Stirling Group, PLC in the U.K. Mr. Singer brings over twenty years experience as a successful entrepreneur.

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

Section 16A Beneficial Ownership Reporting Compliance

The Company is not aware of any late filings of, or failure to file, the reports required by Section 16(a) of the Securities Exchange Act of 1934, as amended, except that Al Falivene was late in filing a Form 4 and Leon Berthiaume was late in filing a Form 4.


ITEM 11. EXECUTIVE COMPENSATION

The following table sets forth certain information regarding compensation paid by the Company during each of the Company's last three fiscal years to the Company's Chief Executive Officer and to each of the Company's executive officers who received salary and bonus payments in excess of $100,000 during the year ended March 31, 2003.


SUMMARY COMPENSATION TABLE


                                                   Annual Compensation
                                     --------------------------------------------
Name and Principal                  Fiscal                                              Other Annual
Positions                           Year             Salary             Bonus           Compensation(1)
-------------------------           -------          --------          ---------      ---------------------
Jay Rosengarten                     2003(2)          $ 56,000                           $3,768
Chief Executive Officer

Alfonso Falivene                    2003             $106,000         --                 9,000
President                           2002              106,000         --                 9,000
                                    2001              106,000         --                 9,000

Gennaro Falivene                    2003              106,000         --                 6,000
Executive Vice                      2002              106,000         --                 7,000
President -- Quality                2001              106,000         --                 5,000
Control

(1) Represents automobile allowances and/or automobile lease payments for the benefit of such employee.
(2)      Represents compensation from August 19, 2002 through March 31, 2003.

Employment Agreements

On October 24, 2002, the Company entered into an employment agreement with Jay Rosengarten, pursuant to which Mr. Rosengarten was employed as the Company's Chief Executive Officer, initially, and for a period of approximately three (3) months (the "Wind Down Period"), on a part-time basis, during which period of time Mr. Rosengarten is to wind down his consulting practice and devote not less than three (3) week days per week to the business of the Company, and thereafter on a full-time basis, provided, however, that Mr. Rosengarten is permitted to retain, as consulting clients, two food industry related trade associations (the "Trade Associations") and two food industry related trade clients (the "Trade Clients") and devote, on average, not more than an aggregate of two (2) days per month in connection with such clients. During the Wind Down Period, Mr. Rosengarten will receive a salary at the rate of $150,000 per annum. Thereafter, until such time as he terminates his consulting relationship with the Trade Clients (at which time he can devote, on average, not more than an aggregate of one (1) day per month in connection with the Trade Associations), his salary will be at the rate of $200,000 per annum. At such time as Mr. Rosengarten terminates his consulting relationship with the Trade Clients, his salary shall be at the rate of $250,000 per annum. Pursuant to the terms of the employment agreement, in addition to his salary, the Company has granted to Mr. Rosengarten, under the Company's 2002 Stock Option Plan (the "Plan") a 10-year option to purchase 250,000 shares of the Company's Common Stock at $3.00 per share, which option vests to the extent of 50,000 shares upon the commencement of employment and 50,000 shares on each of the next four anniversary dates thereof; provided, however, that such vesting accelerates and all options vest in the event of a sale of all or substantially all of the assets or all of the shares of capital stock of the Company or the merger or consolidation of the Company with another entity where the Company is not the surviving entity or becomes a wholly owned subsidiary of another entity ( a "Change of Control Event"). In the event Mr. Rosengarten's employment is terminated on account of his death, disability, or resignation or for cause, the Company shall be obligated to pay his salary only up to the date of termination. In the event his employment is terminated by the Company without cause, the Company shall be required to continue to pay his salary for a period of six (6) months and that portion of any bonus which has accrued to the date of termination; provided, however, that Mr. Rosengarten shall have the affirmative obligation to seek employment or reactivate his consulting business and mitigate the Company's damages-i.e. to the extent that he earns monies from his employment or consulting business, the same shall be applied to reduce the payment to be made to Mr. Rosengarten under his employment agreement; and provided further that if such termination takes place within two (2) years after a Change of Control Event, then the Company shall be required to continue to pay his salary for a period of twelve (12) months.

Effective July 14, 2003, there are no other employment agreements with named executive officers.

Compensation of Directors

The Company has not compensated its directors for their services in such capacity.

Compensation Committee Interlocks and Insider Participation

During the year ended March 31, 2003, Messrs. Jay Rosengarten and Alfonso Falivene were each officers of the Company as well as directors of the Company who participated in deliberations of the Company's Board of Directors. Reference is made to Item 13 "Certain Relationships and Related Transactions".



                             STOCK PERFORMANCE GRAPH


The following chart compares the percentage change in the cumulative total stockholder return of the Common Stock during the period from March 31, 1998 through the fiscal year ended March 31, 2003 with the cumulative total return on the NASDAQ Composite Index and the Company Peer Group. The comparison assumes $100 was invested in the Common Stock on March 31, 1998, and in each of the stocks included in the NASDAQ Composite Index and the Company Peer Group.

                                [Chart Omitted]


                                     Legend

           CRSP Total Returns Index for:         03/1998      03/1999      03/2000     03/2001    03/2002    03/2003
           ----------------------------------------------------------------------------------------------------------


LUCILLE FARMS, INC.                               100.0       260.0        420.0       190.0       157.6       79.2

Nasdaq Stock Market (US Companies)                100.0       135.1        251.0       100.6       101.3       74.4

Nasdaq Stocks (SIC 5140-5149 US                   100.0        89.3         75.5       105.9       140.1      116.5
Companies) Groceries and Related Products

Notes:
A. The lines represent monthly index levels derived from compounded daily returns that include all dividends.
B. The indexes are reweighted daily, using the market capitalization on the previous trading day.
C. If the monthly interval, based on the fiscal year-end, is not a trading day, the preceding trading day is used.
D.            The index level for all series was set to $100.0 on 3/31/1998.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

The following table, as of June 24, 2003, sets forth certain information regarding beneficial ownership of common stock and preferred stock by (i) all persons known by the Company to be the beneficial owner of more than 5% of the Company's outstanding voting stock, (ii) each director of the Company, (iii) each Named Executive Officer and all executive officers and directors of the Company as a group. Unless expressly indicated otherwise, each stockholder exercises sole voting and investment power with respect to the shares beneficially owned.

 Name and Address of 5%                        Amount and Nature
         Owners                              of Beneficial Ownership                  Percent of Class
                                             -----------------------                --------------------
                                                               Series B                                Series B
                                          Common Stock        Prfd. Stock         Common Stock        Pfd. Stock
                                       ------------------     -----------      -------------------    ----------

Gennaro Falivene                           327,417                                    10.0%
Box 125
Swanton, VT 05488

Alfonso Falivene                           464,917(1)                                 14.2%
150 River Rd., P.O. Box 517
Montville, NJ 07045

The Estate of Philip Falivene              200,017(2)                                  6.1%
Box 125
Swanton, VT 05488


B&W Investment Associates                  693,799(3)                                 21.1%
c/o Breslow and Walker
100 Jericho Quadrangle
Jericho, NY 11753

Howard S. Breslow                          693,799(3)                                 21.1%
100 Jericho Quadrangle
Jericho, NY 11753


Jay M. Rosengarten                         275,000(4)                                  2.2%

St. Albans Cooperative Creamery, Inc.      333,333(5)            583(6)                10.1%             100%
140 Federal Street
St. Albans, VT 05478

All officers and
directors as a group                     1,561,113(7)                                  40.4%

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

(1) Includes 7,500 shares owned by Mr. Falivene's wife and 20,000 shares owned by one of his children.
(2) Represents all of the shares owned by the Estate of Philip Falivene, of which Alfonso Falivene is executor.
(3) Represents all of the shares owned by B&W Investment Associates, a partnership of which Howard S. Breslow, a director of the Company, is a partner. Includes 500,000 shares issuable under outstanding warrants. See "Certain Relationships and Related Transactions".
(4) Includes 275,000 shares issuable under outstanding options, 75,000 of which are vested.
(5) Excludes warrants convertible into 583,333 shares (subject to adjustment) of Common Stock, which may not be exercised until May 16, 2005.
(6) Convertible into 583,333 shares of Common Stock. See "-Liquidity and Capital Resources". St. Albans is entitled to vote, on an "as converted" basis, on all matters to which holders of Common Stock are entitled to vote.
(7) Includes 75,000 shares issuable under outstanding options and 500,000 shares issuable under outstanding warrants. See "-Liquidity and Capital Resources".
* Less than 1%


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
---------------------   ------------------------------    ----------------------------   -----------------------------------
                                    (a)                               (b)                                (c)
Equity compensation
plan approved by
shareholders                     370,000                             $3.05                             630,000

Equity compensation
plan not approved by
shareholders                     500,000                             $3.00                                   0

Total                            870,000                             $3.02                             630,000


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

At March 31, 2003, Alfonso Falivene and Gennaro Falivene were indebted to the Company in the amount of $30,167, and $30,166, respectively. Such indebtedness is represented by promissory notes, dated as of June 1, 1992, with the principal due on June 1, 2000, which has been extended to June 1, 2003. The notes bear interest at the rate of 9% per annum, which interest is payable annually commencing June 1, 1994.

The Company leases a parcel of land adjacent to the Vermont facility. Messrs Gennaro Falivene, Alfonso Falivene and the Estate of Philip Falivene own this parcel. The space is used as an employee parking lot and its use was required in conjunction with the construction of the whey drying facility. The lease is for a ten-year period beginning April 1998. Rentals are $750 monthly for the first five years and $900 monthly for the additional five-year period. Rent expense for the years ended March 31, 2002, 2001, and 2000, was $9,000, $9,000 and
$9,000 respectively. This lease has a purchase option to purchase at fair market value at the end of the ten-year period. This lease was assigned to the Bank in conjunction with the whey plant financing.

The Company's executive offices, consisting of approximately 1,900 square feet, are located in Montville, New Jersey. Approximately 1,000 square feet of such premises are leased from Messrs. Gennaro Falivene, Alfonso Falivene and the Estate of Philip Falivene, officers, directors, and/or principal stockholders of the Company, all of who own the office condominium unit. The Company currently pays Messrs. Falivene $1,200 per month rent for such premises, which is the fair market value for such space, on a month-to-month basis. During the fiscal years ended March 31, 2001, 2002 and 2003, the Company paid approximately $14,000, $14,000 and $14,000, respectively, towards the rental of such offices. The Company also leases an additional 900 adjacent square feet for $750 monthly on a month--to--month basis. Messrs. Alfonso Falivene, Gennaro Falivene, and the Estate of Philip Falivene also own these premises. This space is primarily used for marketing operations. Rent expense for this space was $9,000, $9,000 and $9,000, respectively, for the years ended March 31, 2001, 2002 and 2003.

Prior to being hired on November 1, 2002 as the Chief Executive Officer of the Company, Mr. Rosengarten was retained by the Company as an independent consultant at the rate of $50,000 per annum.

On June 10, 2002, B&W Investment Associates, a partnership of which Howard S. Breslow, a director of the Company, is a partner, purchased, for $25,000, a ten-year warrant to purchase 500,000 shares of Common Stock at $3.00 per share. This transaction took place in connection with the conversion into equity and long term debt of outstanding accounts payable owed by the Company to St. Albans Cooperative Creamery, Inc. and the revision of the pricing structure for milk and milk by-products. See "-Liquidity and Capital Resources".

ITEM 14. CONTROLS AND PROCEDURES

Within 90 days prior to the date of filing this Annual Report on Form 10-K, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the CEO and CFO, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based upon that evaluation, the Company's CEO and CFO concluded that the Company's disclosure controls and procedures are effective in timely alerting them to material information relating to the Company required to be included in the Company's periodic SEC filings.

The Company does not expect that its disclosure controls and procedures will prevent all error and all fraud. A control procedure, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control procedure are met. Because of the inherent limitations in all control procedures, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any control procedure also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control procedure, misstatements due to error or fraud may occur and not be detected.

Subsequent to the date of the Company's evaluation, there have been no significant changes in the Company's internal controls or in other factors that could affect internal controls, nor were any corrective actions required with regard to significant deficiencies and material weaknesses.

                                     PART IV

Item 15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

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

(b) Reports on Form 8-K:

         None.

         INDEX TO EXHIBITS

Exhibit Number    Document
--------------    -------------
3.1               Restated Certificate of Incorporation of the Company (1)
3.2               By-Laws of the Company, as amended (1)
4.1               Specimen Common Stock Certificate (1)
4.2               Certificate of Designation of Series A Convertible
                  Redeemable Preferred Stock of the Company. (7)

10.1              1993 Stock Option Plan (1)
                  Loan facility with Chittenden Bank, including Commitment Letter, dated April 30, 1996, Loan Agreement, dated June 13, 1996, and Promissory Notes, dated June 13, 1996, relating to short term working capital facility and capital expenditures line of credit (3) and amendment thereto dated June 11, 1997
                  (4)

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

99.1 Certification of Periodic Report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated July 31, 2003

99.2 Certification of Periodic Report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated July 31, 2003

99.3 Certification of Periodic Report pursuant to Section 402 of the Sarbanes-Oxley Act of 2002, dated July 31, 2003

99.4 Certification of Periodic Report pursuant to Section 402 of the Sarbanes-Oxley Act of 2002, dated July 31, 2003

SIGNATURES

         PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED.

                                            Lucille Farms, Inc.
                                            ----------------------
                                            (Registrant)


                                            By:/s/ Jay M. Rosengarten
                                                   ------------------
                                                   Jay M. Rosengarten
                                                   Chief Executive Officer

                                            By:/s/ Albert N. Moussab
                                                   ------------------
                                                   Albert N. Moussab
                                                   Chief Financial Officer
Date: July 31, 2003

PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT AND IN THE CAPACITIES AND ON THE DATES INDICATED.

Signature                            Title                        Date
---------                            -----                        ----
/s/Howard S. Breslow                 Director                     July 31, 2003

Howard S. Breslow

/s/Jay Rosengarten                   Director                     July 31, 2003

Jay Rosengarten

/s/Al Falivene                       Director                     July 31, 2003

Al Falivene

/s/George Bell                       Director                     July 31, 2003

George Bell

/s/Ralph Singer                      Director                     July 31, 2003

Ralph Singer

EXHIBIT INDEX

Exhibit Number    Description of Exhibit
--------------    -------------------------------------------------------------

99.1* Certification of Periodic Report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated July 31, 2003

99.2* Certification of Periodic Report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated July 31, 2003

99.3* Certification of Periodic Report pursuant to Section 402 of the Sarbanes-Oxley Act of 2002, dated July 31, 2003

99.4* Certification of Periodic Report pursuant to Section 402 of the Sarbanes-Oxley Act of 2002, dated July 31, 2003

* Filed herewith