Form 10-Q
period 2003-06-30
LUCILLE FARMS INC
filed 2003-08-18
CIK 908179

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


          (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                      SECURITITES AND EXCHANGE ACT OF 1934

                         For the Quarterly Period Ended:
                                  June 30, 2003
                         Commission File Number 1-12506


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


The number of shares of Registrant's common stock, par value $.001 per share, outstanding as of August 12, 2003 was 3,284,775.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements


                               LUCILLE FARMS, INC.
                           CONSOLIDATED BALANCE SHEET
                                     ASSETS

                                                   JUNE 30, 2003                       MARCH 31, 2003
                                                   -------------                       --------------
                                                    (UNAUDITED)
                                                   ------- ----
CURRENT ASSETS:

Cash and cash equivalents                           $   46,000                          $   4,000

Accounts receivable, net
  of allowances of $103,000
  at June 30, 2003 and $189,000
  at March 31, 2003                                  3,361,000                          3,530,000

Inventories                                          2,544,000                          2,185,000

Deferred income taxes

Prepaid expenses and other current assets              585,000                            616,000


Due from officers                                      101,000                            101,000
                                                   -----------                        -----------


    Total current assets                             6,637,000                          6,436,000
                                                   -----------                        -----------

PROPERTY, PLANT AND EQUIPMENT, NET                   9,853,000                         10,003,000
                                                   -----------                        -----------

OTHER ASSETS:



Deferred loan costs, net                               310,000                            215,000

Other                                                    8,000                            108,000
                                                   -----------                        -----------

         Total other assets                            318,000                            323,000
                                                   -----------                        -----------

         TOTAL ASSETS                              $16,808,000                        $16,762,000
                                                   ===========                        ===========


                 See notes to consolidated financial statements

                               LUCILLE FARMS,INC.
                           CONSOLIDATED BALANCE SHEET
                      LIABILITIES AND STOCKHOLDER'S EQUITY

                                                         JUNE 30, 2003              MARCH 31, 2003
                                                         -------------              --------------
                                                         (UNAUDITED)
                                                         -----------
CURRENT LIABILITES:

Revolving credit loan                                   $  2,986,000               $  2,924,000

Accounts payable                                           3,083,000                  2,425,000

Current portion of long-term debt                            695,000                    710,000

Accrued expenses                                             500,000                    615,000
                                                        ------------               ------------

    Total Current Liabilities                              7,264,000                  6,674,000
                                                        ------------               ------------

LONG-TERM LIABILITIES:

Long-term debt, less current portian                       6,577,000                  7,143,000
                                                        ------------               ------------

          TOTAL LIABILITIES                               13,841,000                 13,817,000

STOCKHOLDERS' EQUITY:

Preferred stock, $ 0.001 per value,
  250,000 shares authorized:
  216 shares Series A convertible
  issued and outstanding                                       1,000                      1,000

583 shares Series B convertible
issued and outstanding                                         1,000                      1,000

Common stock, $ 0.001 per value,
  10,000,000 shares authorized, 3,284,775
  shares issued at June 30, 2003 and                           3,000                      3,000
  March 31, 2003
Additional paid in capital                                 8,548,000                  8,548,000

Accumulated deficit                                       (5,421,000)                (5,443,000)
                                                        ------------               ------------

                                                           3,132,000                  3,110,000
Less cost of 69,900 shares of treasury stock                (165,000)                  (165,000)
                                                        ------------               ------------

Total Stockholders' Equity                                2,967,000                   2,945,000
                                                        ------------               ------------

TOTAL LIABILITIES AND
STOCKHOLDERS' EQUITY                                    $ 16,808,000               $ 16,762,000
                                                        ============               ============

                 See notes to consolidated financial statements

                               LUCILLE FARMS, INC.
                      CONSOLIDATED STATEMENT OF OPERATIONS
                                   (UNAUDITED)

                                                   THREE MONTHS ENDED JUNE 30,
                                                  2003                    2002
                                                  ----                    ----

SALES                                         $ 8,510,000            $ 9,318,000

COST OF SALES                                   7,892,000              9,415,000
                                              -----------            -----------

GROSS PROFIT (LOSS)                               618,000                (97,000)
                                              -----------            -----------
OTHER EXPENSE/(INCOME):

SELLING                                           224,000                176,000

GENERAL AND ADMINISTRATIVE                        187,000                258,000

INTEREST INCOME                                      --                   (2,000)

INTEREST EXPENSE                                  185,000                202,000
                                              -----------            -----------

TOTAL OTHER EXPENSE                               596,000                634,000
                                              -----------            -----------

(LOSS) INCOME BEFORE INCOME
  TAXES AND EXTRAORDINARY ITEM                     22,000               (731,000)

(PROVISION) FOR INCOME TAXES                         --                   (1,000)
                                              -----------            -----------
INCOME (LOSS) BEFORE EXTRAORDINARY
  ITEM                                        $    22,000            $  (732,000)

EXTRAORDINARY ITEM: GAIN ON
  DEBT RESTRUCTURING, NET                                            $   875,000
                                              -----------            -----------

NET INCOME                                    $    22,000            $   143,000
                                              -----------            -----------

EARNINGS PER SHARE
     BASIC:
         INCOME BEFORE
         EXTRAORDINARY ITEM                   $       .01            $      (.23)

         EXTRAORDINARY ITEM                          --              $       .28
                                              -----------            -----------
         NET INCOME                           $       .01            $       .05
                                              ===========            ===========

     DILUTED:
         INCOME BEFORE
         EXTRAORDINARY ITEM                   $       .01            $      (.19)

         EXTRAORDINARY ITEM                          --              $       .23

                                              -----------            -----------
         NET INCOME                           $       .01            $       .05
                                              ===========            ===========

WEIGHTED AVERAGE SHARES
OUTSTANDING USED TO COMPUTE
NET INCOME PER SHARE
        :BASIC                                  3,284,775              3,118,109

        :DILUTED                                3,284,775              3,920,639



                 See notes to consolidated financial statements

                               LUCILLE FARMS, INC.
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (UNAUDITED)

                                                    Three Months Ended June 30,
                                                    2003                   2002
                                                    ----                   ----
Cash flows from operating activities:

NET INCOME                                      $    22,000           $   143,000

 Adjustments to reconcile net
   income to net cash provided by
   operating activities:

 Gain on debt restructuring                            --                (875,000)
 Depreciation and amortization                      227,000               210,000
 Provision for doubtful accounts                       --                 (35,000)
(Increase) decrease in assets:
 Accounts receivable                                169,000               724,000
 Inventories                                       (359,000)              154,000
 Prepaid expenses and other current                  31,000              (195,000)
 assets
 Other assets                                       100,000                10,000
 Increase (decrease) in liabilities
 Accounts payable                                   658,000             1,049,000
 Accrued expenses                                  (215,000)               97,000
                                                -----------           -----------
Net Cash provided(used) by
 operating activities                               633,000             1,282,000
                                                -----------           -----------

CASH FLOW FROM INVESTING ACTIVITIES:

 Purchase of property, plant
   and equipment                                    (72,000)             (214,000)
                                                -----------           -----------
Net Cash (Used by) investing
 Activities                                         (72,000)             (214,000)
                                                -----------           -----------

CASH FLOW FROM FINANCING ACTIVITIES:
 (Payments of) proceeds from revolving
  credit loan-net                                    62,000              (960,000)
(Payments of) proceeds from long-term
  debt and notes                                   (581,000)             (163,000)
                                                -----------           -----------
Net Cash provided (used) by
 financing activities                              (519,000)           (1,123,000)
                                                -----------           -----------
NET (DECREASE) IN CASH AND
CASH EQUIVALENTS                                     42,000               (55,000)
CASH AND CASH EQUIVALENTS-BEGINNING                   4,000               175,000
                                                -----------           -----------
CASH AND CASH EQUIVALENTS-ENDING                $    46,000           $   120,000
                                                -----------           -----------

                 See notes to consolidated financial statements

                               LUCILLE FARMS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. The Consolidated Balance Sheet as of June 30, 2003, the Consolidated Statement of Operations for the three month periods ended June 30, 2003 and 2002 and the Consolidated Statement of Cash Flows for the three month periods ended June 30, 2003 and 2002 have been prepared by the Company without audit. In the opinion of management, the accompanying consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the financial position of Lucille Farms, Inc. as of June 30, 2003, the results of its operations for the three months ended June 30, 2003 and 2002 and its cash flows for the three months ended June 30, 2003 and 2002.

     Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principals have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). Although the Company believes that the disclosures are adequate to make the information presented not misleading, it is suggested that these financial statements be read in conjunction with the year-end financial statements and notes thereto for the fiscal year ended March 31, 2003 included in the Company's Annual Report on Form 10-K as filed with the SEC. The Company also suggests that the Form 8K filed with the SEC on July 11, 2002 be read in conjunction with this report.

     The accounting policies followed by the Company are set forth in the notes to the Company's consolidated financial statements as set forth in its Annual Report on Form 10-K as filed with the SEC.

Recent Accounting Pronouncements

In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation, Transition and Disclosure." SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. SFAS No. 148 also requires that disclosures of the pro forma effect of using the fair value method of accounting for stock-based employee compensation to be displayed more prominently and in tabular format. Additionally, SFAS No.148 requires disclosure of the pro forma effect in interim financial statements. The transition and annual disclosure requirements are effective for our 2003 fiscal year. The interim disclosure requirements are now effective. The Company is subject to the expanded disclosure requirements of SFAS No. 148, but does bot expect SFAS No. 148 to otherwise have a material impact on its results of operations or financial position.

In January 2003, the FASB issued FIN 46, "Consolidation of Variable Interest Entities." This Interpretation clarifies the application of Accounting Research Bulletin No. 51, "Consolidated Financial Statements," to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support form other parties. FIN 46 applies to variable interests entities created after January 31, 2003, and is effective as of July 1, 2003. The Company does not expect the adoption of FIN 46 to have a material effect on its financial position, results of operations or cash flows.

In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." This statement amends SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," for implementation issues related to the definition of a derivative and other FASB projects related to financial instruments. SFAS No. 149 requires that contracts with comparable characteristics be accounted for in a similar fashion. SFAS No. 149 applies prospectively to contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. The Company does not expect the adoption of SFAS No. 149 to have a material effect on its financial position, results of operations or cash flows. 5

In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." This statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. SFAS No. 150 requires that financial instruments within the scope of SFAS No. 150 be classified as a liability or an asset. SFAS No. 150 is effective for all financial instruments entered into after May 31, 2003 and otherwise, the beginning of the first interim period after June 15, 2003. The Company does not expect the adoption of SFAS No. 150 to have a material effect on its financial position, results of operations or cash flows.


     In June 2002, the FSAB issued SFAS No. 146, "Accounting for Costs associated with Exit or Disposal Activities" (SFAS 146), which will be effective for exit or disposal activities initiated after December 31, 2002. The Company does is not expect SFAS 146 to have a material impact on its results of operation, financial position or cash flows.

     In November 2002, the FASB issued Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect guarantees of Indebtedness of Others" (FIN 45), which elaborates on the existing disclosure requirements for most guarantees and clarifies that at the time a Company issues a guarantee, it must recognized a liability for the fair value of the obligations it assumes under the guarantee and must disclose that information in its interim and annual financial statements. The disclosure requirements of FIN 45 are effective for financial statements ending after December 15, 2002. The initial recognition and measurement provisions of FIN 45 are applicable on a prospective basis to guarantees issued or modified after December 31, 2002 The Company does not expect FIN 45 to have a material impact on its financial position or results of operations.

Stock Based Compensation

The Company has elected to follow Accounting Principals Board Opinion No. 25, "Accounting for Stock Issued to Employees" and related interpretations in accounting for stock options and rewards. Accordingly, no compensations costs for stock options include in operating results since all awards were made at exercise prices at or above their fair value on the dates of grants.

In December 2002, the FASB issued SFAS No. 148. "Accounting for Stock-Based Compensation- Transition and Disclosure, amending FASB Statement No. 123, Accounting for the Stock Based Compensation." This statement amends SFAS No. 123 to provide alternative methods of transition for an entity that voluntarily changes to the fair value based method of accounting for stock-based employee compensation. It also amends the disclosure provisions of SFAS No. 123 to require prominent disclosure about the effects on operating results of an entity's accounting policy decisions with respect to stock-based employee compensation. SFAS No. 148 also amends AP 28, "Interim Financial Reporting" to require disclosure about those effects in interim financial information. We adopted the disclosure provisions for the year ended March 31, 2003. The following table illustrates the effect on results of operations if the Company had applied the fair value recognition provisions of SFAS No. 123 for the three-month periods ended June 30, 2003 and 2002 (unaudited).

                                                          3-Mos. Ended
                                                          ------------
                                                       2003           2002
                                                       ----           ----
Net Income as reported                              $  22,000      $  143,000
Deduct: Total stock-based employee
Compensation determined
Under fair value method for                              --              --
                                                    =========      ==========
       Stock options, net of tax
       Pro forma loss applicable
       to common stockholders                       $  22,000      $  143,000
                                                    =========      ==========
       Basic loss per share, as reported            $    0.01      $     0.05
                                                    =========      ==========
       Basic loss per share, pro forma              $    0.01      $     0.05
                                                    =========      ==========
       Diluted loss per share, as reported          $    0.01      $     0.05
                                                    =========      ==========
       Diluted loss per share, pro forma            $    0.01      $     0.05
                                                    =========      ==========


2. The results of operations for the three months ended June 30, 2003 are not necessarily indicative of the results to be expected for the entire fiscal year.

3.   Inventories are summarized as follows:

                                         June 30, 2003          March 31, 2003
                                         -------------          --------------
        Finished goods                     $1,740,000             $1,345,000
        Raw Materials                         443,000                440,000
        Supplies and Packaging                361,000                400,000
                                           ----------             ----------
                                           $2,544,000             $2,185,000
                                           ==========             ==========

4. The Company has a $ 4,000,000 revolving credit facility at June 30, 2003. The loan was to expire on June 16, 2003. The bank has extended the loan's maturity to September 15, 2003 at which time the outstanding principal is due. The Company is seeking alternative financing to replace this loan. Should it not be able to secure alternative financing by the extended due date, it will request an additional extension of the loan's due date. However, there is no assurance that such financing can be secured or the extension granted. Failure to secure such financing can have a significant negative effect on the Company's ability to find operational requirements.

5.   Earnings per Share

     Basic earnings per share are computed by dividing net earnings available to common shareholders by the weighted average common shares outstanding for the period. Diluted earnings per share is computed by dividing net earnings available to common shareholders by the weighted average common shares outstanding adjusted for the diluted effect of options granted under the Company's stock option plans, outstanding warrants, and convertible preferred stock. Basic and diluted earnings per share were the same for 2003 and 2002 since options and warrants were not included in the calculation because their effect would have been antidilutive. For 2003 and 2002 conversion of preferred stock was not taken into consideration since the effect would be antidilutive. No preferred stock was outstanding in 2001.

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

8. In June 2002, the Company issued a 10-year warrant to B & W Investment Associates, a partnership in which the Chairman of the board of the Company is a partner, to purchase 500,000 shares of common stock at $3.00 per share. The warrant was issued to satisfy outstanding professional services in connection with the restructuring of accounts payable.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

General

The Company's low moisture mozzarella cheese, which accounts for more than a majority of the Company's sales, is a commodity item. The Company prices this product competitively with others in the industry, which pricing is based on the Chicago Mercantile Exchange Block Cheddar Market (CME Block Market). The price the Company pays for fluid milk and condensed skim milk solids, a significant component of cost of goods sold, is not determined until the month after its cheese has been sold. The price of milk is based upon the raw milk components and a weighted average of a number of market components. While the Company generally can anticipate a change in the price of milk because of changes in the CME Block Market, it cannot anticipate the full extent thereof. Therefore, if the CME Block Cheddar price to which our selling price is referenced changes at a different rate than the price of milk our margins are affected accordingly. By virtue of the pricing structure in the industry the Company cannot readily pass along to the customer the changes in the cost of milk. As a consequence thereof, the Company's gross profit margin for its products is subject to fluctuation, which fluctuation, however slight, can have a significant effect on profitability.

The Company is unable to predict any future increase or decrease in prices in the CME Block Market as such market is subject to fluctuation based on factors and commodity markets outside of the control of the Company. Although the cost of fluid milk does tend to move correspondingly with the CME Block Market, the extent of such movement and the timing thereof is not predictable. As a result of these factors, the Company is unable to predict pricing trends.



Three Months ended June 30, 2003 compared to the three months ended June 30, 2002.

Sales for the three months ended June 30, 2003 decreased to $8,510,000 from $9,318,000 for the comparable period in 2002, a decrease of $808,000 (or 8.7%). Approximately $735,000 (or 91.0%) was due to a decrease in the average selling price for cheese comparing $1.22 this year versus $1.34 last year and $73,000 (or 9.0%) represented decreased whey sales comparing $337,000 in 2003 compared to $410,000 for the same period last year. The decrease in the average selling price was the result of a decrease in the CME block cheddar price. There is no way to predict the trend of block cheddar prices on the Chicago Mercantile Exchange and therefore, we cannot provide guidance as to future trends as to the range of selling price for commodity cheese.

Cost of sales and gross profit margin for the three month period ended June 30, 2003 were $7,892,000 (or 92.7% of sales) and $618,000 (or 7.3% of sales)
respectively, compared to a cost of sales and gross profit margin of $9,415,000 (or 101.0% of sales) and ($97,000) or (1.0%) of sales, respectively for the comparable period in 2002. The decrease in the cost of sales and corresponding increase in gross profit margin for 2003 as a percentage of sales were the result of lower raw material costs, salary and wages, freight costs and repairs and maintenance costs partially offset by higher depreciation expense and whey removal expenses.

Selling, general and administrative expenses for the three-month period ended June 30, 2003 amounted to $411,000 (or 4.8% of sales) compared to $434,000 (or 4.7% of sales) for the comparable period in 2002. Lower commission expenses, professional fees and a reduction in the reserve for doubtful accounts were partially offset by higher salary and wages due to the addition of a Chief Executive Officer and salesperson along with higher business travel expenses.

Interest expense for the period ended June 30, 2003 amounted to $185,000 compared to $202,000 for the period ended June 30, 2002, a decrease of $17,000. Lower interest rates and the repayment of $500,000 on our term loan with Co Bank accounted for the decrease.

The provision for income tax for the periods ending. June 30, 2003 and 2002 reflect a minimum state tax, with the tax benefits of operating losses being offset by the effect of changes in the valuation allowance. Such amounts are re-evaluated each period based on management expectations as to whether it is more likely than not that the tax benefits of operating losses will be realized.

The Company's net income before extraordinary items was $22,000 for June 30, 2003. This compares to a net loss of $732,000 for the comparable period in 2002. As a result of an extraordinary item in the amount of $875,000 (restructuring debt), the prior year's net income was $143,000. The primary factors contributing to these changes are discussed above.

Liquidity and Capital Resources

The Company has available a $4,000,000 revolving credit faculty at June 30, 2003, which will mature on September 15, 2003 (with St. Albans Cooperative participating therein to the extent of $ 3,000,000) at which time the outstanding principal balance is due. The rate of interest on amounts borrowed against the revolving credit facility is based upon the New York prime rate plus 1% (5% at June 30, 2003). Advances under this facility are limited to 50% of inventory (with a cap on inventory borrowing of $1,000,000) and 80% of receivables as defined in the agreement. The commitment contains various restricted covenants including requiring the Company to generate an increase in its dollar amount of net worth annually. The Company is seeking alternative financing to replace this loan. Should the Company not be able to secure alternative financing by the extended due date, it will request an additional extension until such financing is secured. However, there is no assurance that such financing can be secured on the extension granted. Failure to secure financing can have a significant negative effect on the Company's ability to fund operational requirements.


At June 30, 2003 the Company had negative working capital of ($627,000) as compared to negative working capital of ($238,000) at March 31, 2003. The Company's revolving bank line of credit is available through September 15, 2003 for the Company's working capital requirements.

At June 30, 2003 $2,986,000 was outstanding under such revolving credit line and $404,000 was available for additional borrowing.

On February 8, 1999, a $4,950,000 bank loan agreement was signed. The loan is collateralized by the Company's plant and equipment and guaranteed by the USDA. Provisions of the loan are as follows:

     A $3,960,000 commercial term note with interest fixed at 9.75 percent having an amortization period of 20 years with maturity in February, 2019.

     A $990,000 commercial term note with interest fixed at 10.75 percent having an amortization period of 20 years with maturity in February 2019.

On May 23, 2001, the Company entered into a new term loan with Co Bank for $2,000,000 with interest payable at 1% above the rate of interest established by the bank as its national variable rate. $500,000 of such loan has been repaid and the balance is repayable in three consecutive annual installments of $500,000 with the next installment due on May 1, 2004. The loan is collateralized by the Company's plant and equipment and was used for working capital.

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

The Company's major source of external working capital financing has been the revolving line of credit. For the foreseeable future assuming the line is replaced, the Company believes that the Company's revolving line of credit will continue to represent the major source of working capital financing besides income generated from operations. However, failure to secure such replacement financing or extension can have a significant negative effect on the Company's liquidity.

For the three month period ended June 30, 2003, cash provided by operating activities was $633,000. A profit from operations of $22,000 increased cash. In addition, decreases in accounts receivable of $169,000, prepaid expenses of $31,000 and other assets of $100,000 and an increase in accounts payable of $658,000 provided cash. While increases in inventory of $359,000 and a decrease in accrued expenses of $215,000 decreased cash.

Net cash used by investing activities was $72,000 for the period ended June 30, 2003, which represented purchase of property, plant and equipment.

Net cash used by financing activities was $519,000 for the period ended June 30, 2003. Payments of the first installment to Co Bank of $500,000 decreased cash.

The Company presently is seeking to replace its $4,000,000 secured revolving credit line, the maturity of which has been extended to September 15, 2003. The Company estimates that based on current plans and its ability to replace or extend the revolving line of credit, its resources, including revenues from operations and utilization of its revolving credit lines, should be sufficient to meet anticipated needs for at least 12 months. Failure to secure such financing or receive such extension will result in a significant negative effect on the Company's liquidity.

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

The Company is subject to interest rate exposure on variable rate debt. The amount of that debt at balance sheet date, June 30, 2003 and March 31, 2003 amounted to $4,486,000, and $4,924,000, respectively. Since the interest rate on debt is based upon the Prime Rate plus 1%, the cost of this debt will increase or decrease accordingly with changes in the prime rate.

The Company has exposure to the commodity price for cheese, dry whey and fluid milk. We have addressed these exposures in the general paragraph of MD&A Item 2.

ITEM 4. CONTROLS AND PROCEDURES

Within 90 days prior to the date of filing this Form 10-Q, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the CEO and CFO, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Securities Exchange Act of 1934 Rule 13a-14. Based upon the evaluation, the Company's CEO and CFO concluded that the Company's disclosure controls and procedures are effective in timely alerting them to material information relating to the Company required to be included in the Company's periodic SEC filings.

The Company does not expect that its disclosures controls and procedures will prevent all error and all fraud. A control procedure, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control procedure are met. Because of the inherent limitations in all control procedures, no evaluation of controls can provide absolute assurance that all control issues and instances if fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any control procedure also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent imitations in a cost-effective control procedure, misstatements due to error or fraud may occur and not be detected.

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

On June 10, 2002, B&W Investment associates, a partnership of which Howard S. Breslow, a director of the Company is a partner, purchased for $25,000 a ten year warrant to purchase 500,000 shares of Common Stock at $3.00 per share. This transaction took place in connection with the conversion into equity and long term debt of outstanding accounts payable owed by the Company to St. Albans Cooperative Creamery, Inc. and the revision of the pricing structure for milk and milk by-products.

Item 6. Exhibits and Reports on Form 8-K

(a)   Exhibits

10 Loan and Security/Stock Purchase Agreement, dated May 16, 2002, by and among Lucille Farms, Inc., Lucille Farms of Vermont, Inc. and St Albans Cooperative Creamery, Inc. Portions have been omitted pursuant to a request for confidential treatment and have been filed separately with the Securities and Exchange Commission. (1)

(c)   Exhibit

      Exhibit No.     Exhibit Description
      -----------     -------------------

         99.1 Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

         99.2 Certification of Periodic Report pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated August 14, 2003

         99.3 Certification of Periodic Report pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated August 14, 2003



                                   SIGNATURES


Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Date:  August 14, 2003              Lucille Farms, Inc.
                                    (Registrant)



                                    By:  /s/ Jay Rosengarten
                                    --------------------
                                    Jay Rosengarten,
                                    Chief Executive Officer



                                    By:  /s/ Albert Moussab
                                    --------------------
                                    Albert Moussab,
                                    Chief Financial Officer
                                    (chief financial and accounting officer)

                                  EXHIBIT INDEX


Exhibit No.      Exhibit Description                                                                      Page No.
-----------      -------------------                                                                      --------

99.1     Certification of Chief Executive Officer Officer and Chief Financial Officer                       16
         pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.2     Certification of Periodic Report pursuant to Section 302 of the Sarbanes-Oxley Act                 17
         of 2002 Dated August 14, 2003

99.3     Certification of Periodic Report pursuant to Section 302 of the Sarbanes-Oxley Act                 18
         of 2002, dated August 14, 2003