Form 10-Q
period 2003-09-30
LUCILLE FARMS INC
filed 2003-11-12
CIK 908179

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


          (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                      SECURITITES AND EXCHANGE ACT OF 1934

                         For the Quarterly Period Ended:
                               September 30, 2003
                         Commission File Number 1-12506


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


The number of shares of Registrant's common stock, par value $.001 per share, outstanding as of October 31, 2003 was 3,137,937.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements


                      LUCILLE FARMS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                     ASSETS

                                                                                       SEPTEMBER 30, 2003    MARCH 31, 2003
                                                                                       ------------------    ---------------
                                                                                          (UNAUDITED)
CURRENT ASSETS:

Cash and cash equivalents                                                                $       140,000     $         4,000

Accounts receivable, net
of allowances of $103,000
at September 30, 2003 and $189,000
at March 31, 2003                                                                              4,748,000           3,530,000

Inventories                                                                                    3,292,000           2,185,000

Prepaid expenses and other
current assets                                                                                   470,000             616,000


Due from officers                                                                                   --               101,000
                                                                                         ---------------     ---------------

    Total current assets                                                                       8,650,000           6,436,000
                                                                                         ---------------     ---------------

PROPERTY, PLANT AND EQUIPMENT, NET                                                             9,678,000          10,003,000
                                                                                         ---------------     ---------------

OTHER ASSETS:


Deferred costs, net                                                                              214,000             215,000

Other                                                                                              8,000             108,000
                                                                                         ---------------     ---------------

         Total other assets                                                                      222,000             323,000
                                                                                         ---------------     ---------------

         TOTAL ASSETS                                                                    $    18,550,000     $    16,762,000
                                                                                         ===============     ===============


           See accompanying notes to consolidated financial statements

                       LUCILLE FARMS,INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                      LIABILITIES AND STOCKHOLDER'S EQUITY

                                                                                       SEPTEMBER 30, 2003    MARCH 31, 2003
                                                                                       ------------------    ---------------
                                                                                          (UNAUDITED)
CURRENT LIABILITES:

Revolving credit loan                                                                    $     3,697,000     $     2,924,000

Accounts payable                                                                               3,835,000           2,425,000

Current portion of long-term debt                                                                695,000             710,000

Accrued expenses                                                                                 668,000             615,000
                                                                                         ---------------     ---------------

    Total Current Liabilities                                                                  8,895,000           6,674,000
                                                                                         ---------------     ---------------

LONG-TERM LIABILITY:

Long-term debt, less current portion                                                           6,516,000           7,143,000
                                                                                         ---------------     ---------------

          TOTAL LIABILITIES                                                                   15,411,000          13,817,000

STOCKHOLDERS' EQUITY:

Preferred stock, $ 0.001 per value,
250,000 shares authorized:
216 shares Series A convertible
issued and outstanding                                                                             1,000               1,000

583 shares Series B convertible
issued and outstanding                                                                             1,000               1,000

Common stock, $ 0.001 par value,
25,000,000 shares authorized, 3,354,675
shares issued, 3,137,937 outstanding
at September 30, 2003 and 3,284,775 outstanding at
March 31, 2003                                                                                     3,000               3,000
Additional paid in capital                                                                     8,548,000           8,548,000

Accumulated deficit                                                                           (5,102,000)         (5,443,000)
                                                                                         ---------------     ---------------

                                                                                               3,451,000           3,110,000
Less cost of 216,738 shares of treasury stock                                                   (312,000)           (165,000)
                                                                                         ---------------     ---------------

Total Stockholders' Equity                                                                     3,139,000           2,945,000
                                                                                         ---------------     ---------------

TOTAL LIABILITIES AND
STOCKHOLDERS' EQUITY                                                                     $    18,550,000     $    16,762,000
                                                                                         ===============     ===============


           See accompanying notes to consolidated financial statements

                      LUCILLE FARMS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                                                          THREE MONTHS ENDED SEPTEMBER 30
                                                                                              2003                2002
                                                                                         ---------------     ---------------

SALES                                                                                    $    10,839,000     $     9,198,000

COST OF SALES                                                                                  9,892,000           8,733,000
                                                                                         ---------------     ---------------

GROSS PROFIT                                                                                     947,000             465,000
                                                                                         ---------------     ---------------

OTHER EXPENSE/(INCOME):

SELLING                                                                                          180,000             171,000

GENERAL AND ADMINISTRATIVE                                                                       267,000             216,000

INTEREST INCOME                                                                                     --                (3,000)

INTEREST EXPENSE                                                                                 180,000             205,000
                                                                                         ---------------     ---------------

TOTAL OTHER EXPENSE                                                                              627,000             589,000
                                                                                         ---------------     ---------------

INCOME (LOSS) BEFORE INCOME
TAXES                                                                                            320,000            (124,000)

 PROVISION FOR INCOME TAXES                                                                        1,000                --
                                                                                         ---------------     ---------------

NET INCOME (LOSS)                                                                        $       319,000     $      (124,000)
                                                                                         ---------------     ---------------


EARNINGS (LOSS) PER SHARE
     BASIC:
                                                                                         $           .10     $          (.04)
                                                                                         ---------------     ---------------

     DILUTED:                                                                            $           .10     $          (.04)
                                                                                         ---------------     ---------------




WEIGHTED AVERAGE SHARES
OUTSTANDING USED TO COMPUTE
NET INCOME PER SHARE
        BASIC:                                                                                 3,137,937           3,284,775

        DILUTED:                                                                               3,137,937           3,284,775




           See accompanying notes to consolidated financial statements

                      LUCILLE FARMS, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)

                                                                                           SIX MONTHS ENDED SEPTEMBER 30
                                                                                               2003                2002
                                                                                         ---------------     ---------------

SALES                                                                                    $    19,349,000     $    18,516,000

COST OF SALES                                                                                 17,784,000          18,148,000
                                                                                         ---------------     ---------------

GROSS PROFIT                                                                                   1,565,000             368,000
                                                                                         ---------------     ---------------

OTHER EXPENSE/(INCOME):

SELLING                                                                                          404,000             347,000

GENERAL AND ADMINISTRATIVE                                                                       454,000             474,000

GAIN ON
DEBT RESTRUCTURING, NET                                                                             --       $      (875,000)

INTEREST INCOME                                                                                     --                (5,000)

INTEREST EXPENSE                                                                                 365,000             407,000
                                                                                         ---------------     ---------------

TOTAL OTHER EXPENSE                                                                            1,223,000             348,000
                                                                                         ---------------     ---------------

 INCOME (LOSS) BEFORE INCOME
TAXES AND EXTRAORDINARY ITEM                                                                     342,000              20,000

 PROVISION FOR INCOME TAXES                                                                        1,000               1,000
                                                                                         ---------------     ---------------

NET INCOME                                                                               $       341,000     $        19,000
                                                                                         ---------------     ---------------

EARNINGS PER SHARE
         BASIC:                                                                          $           .11     $           .01


         DILUTED:                                                                        $           .11     $           .00


WEIGHTED AVERAGE SHARES
OUTSTANDING USED TO COMPUTE
NET INCOME PER SHARE
         BASIC                                                                                 3,186,394           3,271,341
         DILUTED                                                                               3,186,394           4,073,351




           See accompanying notes to consolidated financial statements

                       LUCILLE FARMS, INC. AND SUBSIDIARES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                          SIX MONTHS ENDED SEPTEMBER 30

                                                                                              2003                2002
                                                                                         ---------------     ---------------

Cash flows from operating activities:

NET INCOME                                                                               $       341,000     $        19,000

 Adjustments to reconcile net income to net cash provided by operating activities:

 Gain on debt restructuring                                                                         --              (875,000)
 Depreciation and amortization                                                                   460,000             424,000
 Provision for doubtful accounts                                                                    --                34,000
(Increase) decrease in assets:
 Accounts receivable                                                                          (1,218,000)           (103,000)
 Inventories                                                                                  (1,107,000)            318,000
 Prepaid expenses and other current
 assets                                                                                          100,000            (320,000)
 Other assets                                                                                    102,000              15,000
 Increase (decrease) in liabilities:
 Accounts payable                                                                              1,410,000           1,585,000
 Accrued expenses                                                                                 53,000              (6,000)
                                                                                         ---------------     ---------------
Net cash provided by
 operating activities                                                                            141,000           1,091,000
                                                                                         ---------------     ---------------

CASH FLOW FROM INVESTING ACTIVITIES:

 Purchase of property, plant
 and equipment                                                                                  (136,000)           (278,000)
                                                                                         ---------------     ---------------
Net cash used In investing
 Activities                                                                                     (136,000)           (278,000)
                                                                                         ---------------     ---------------

CASH FLOW FROM FINANCING ACTIVITIES:
 (Payments of) proceeds from revolving
  credit loan-net                                                                                773,000            (472,000)
Principal payments on long-term
  debt and notes                                                                                (642,000)           (217,000)
                                                                                         ---------------     ---------------
Net cash provided by (used in)
financing activities                                                                             131,000            (689,000)
                                                                                         ---------------     ---------------
NET INCREASE IN CASH AND
CASH EQUIVALENTS                                                                                 136,000             124,000
CASH AND CASH EQUIVALENTS-BEGINNING                                                                4,000             175,000
                                                                                         ---------------     ---------------
CASH AND CASH EQUIVALENTS-ENDING                                                         $       140,000     $       299,000
                                                                                         ---------------     ---------------


           See accompanying notes to consolidated financial statements

                               LUCILLE FARMS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. The Consolidated Balance Sheet as of September 30, 2003, the Consolidated Statement of Income for the three and six month periods ended September 30, 2003 and 2002 and the Consolidated Statement of Cash Flows for the six month periods ended September 30, 2003 and 2002 have been prepared by the Company without audit. In the opinion of management, the accompanying consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the financial position of Lucille Farms, Inc. as of September 30, 2003, the results of its operations for the three and six months ended September 30, 2003 and 2002 and its cash flows for the six months ended September 30, 2003 and 2002.

       Certain information and footnote disclosures normally included in financial statements prepared in accordance with principles generally accepted in the United States of America have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). Although the Company believes that the disclosures are adequate to make the information presented not misleading, it is suggested that these financial statements be read in conjunction with the year-end financial statements and notes thereto for the fiscal year ended March 31, 2003 included in the Company's Annual Report on Form 10-K as filed with the SEC. The Company also suggests that the Form 8-K's filed with the SEC on August 4, 2003 and August 20, 2003 be read in conjunction with this report.

       The accounting policies followed by the Company are set forth in the notes to the Company's consolidated financial statements as set forth in its Annual Report on Form 10-K as filed with the SEC.

Recent Accounting Pronouncements

In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation, Transition and Disclosure." SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. The Company has elected not to change to the fair value method of accounting. SFAS No. 148 also requires that where no election is made to change to the fair value method, disclosures of the pro forma effect of using the fair value method of accounting for stock-based employee compensation are to be displayed more prominently and in tabular format in the footnotes to the financial statement. Additionally, SFAS No.148 requires disclosure of the pro forma effect in interim financial statements. The transition and annual disclosure requirements were effective for our 2003 fiscal year. The interim disclosure requirements are now effective. The Company is subject to the expanded disclosure requirements of SFAS No. 148, but does not expect SFAS No. 148 to otherwise have a material impact on its results of operations or financial position.

In January 2003, the FASB issued FIN 46, "Consolidation of Variable Interest Entities." FIN 46 clarifies the application of Accounting Research Bulletin No. 51, "Consolidated Financial Statements," to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activity without additional subordinated financial support from other parties. FIN 46 applies to variable interest entities created after January 31, 2003, and is effective as of July 1, 2003. The Company does not expect the adoption of FIN 46 to have a material effect on its financial position, results of operations or cash flows.

In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." This statement amends SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," for implementation issues related to the definition of a derivative and other FASB projects related to financial instruments. SFAS No. 149 requires that contracts with comparable characteristics be accounted for in a similar fashion. SFAS No. 149 applies prospectively to contracts entered into or modified after September 30, 2003 and for hedging relationships designated after September 30, 2003. The Company does not expect the adoption of SFAS No. 149 to have a material effect on its financial position, results of operations or cash flows.

In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." This statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. SFAS No. 150 requires that financial instruments within the scope of SFAS No. 150 be classified as a liability or an asset. SFAS No. 150 is effective for all financial instruments entered into after May 31, 2003 or otherwise, the beginning of the first interim period after September 15, 2003. The Company does not expect the adoption of SFAS No. 150 to have a material effect on its financial position, results of operations or cash flows.

In June 2002, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" (FAS 146), which is effective for exit or disposal activities initiated after December 31, 2002, is not expected to have a material impact on the Company's results of operation, financial position, or cash flows.

In November 2002, the FASB issued Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, including Indirect Guarantees of Indebtedness of Others" (FIN 45), which elaborates on the existing disclosure requirements for most guarantees and clarifies that at the time a Company issues a guarantee, it must recognize a liability for the fair value of the obligations it assumes under the guarantees and must disclose that information in its interim and annual financial statements. The disclosure requirements of FIN 45 are applicable on a prospective basis to guarantees issued or modified after December 31, 2002. The Company does not expect FIN 45 to have a material impact on its financial position or results of operations.


Stock Based Compensation

The Company has elect to follow Accounting Principals Board Opinion No. 25, "Accounting for Stock Issued to Employees" and related interpretations in accounting for stock options and rewards. Accordingly, no compensation costs for stock options are included in operating results since all awards were made at exercise prices at or above their fair value on the dates of grants.

In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation- Transition and Disclosure", amending FASB Statement No. 123, "Accounting for Stock Based Compensation." This statement amends SFAS No. 123 to provide alternative methods of transition for an entity that voluntarily changes to the fair value based method of accounting for stock-based employee compensation. The Company has elected not to change to the fair value method of accounting. It also amends the disclosure provisions of SFAS No. 123 to require that where no election is made to change to the fair value method, prominent disclosure about the effects on operating results of an entity's accounting policy decisions with respect to stock-based employee compensation in the footnotes to the financial statements. SFAS No. 148 also amends AP 28, "Interim Financial Reporting" to require disclosure about those effects in interim financial information. We adopted the disclosure provisions for the year ended March 31, 2003. The following table illustrates the effect on results of operations if the Company had applied the fair value recognition provisions of SFAS No. 123 for the six-month periods ended September 30, 2003 and 2002 (unaudited).

                                                             3-Mos ended                            6-Mos. ended
                                                            September 30,                           September 30,
                                                 ===================================     ===================================
                                                       2003                2002                2003                2002
                                                 ===============     ===============     ===============     ===============

Net (loss) Income as reported                    $       319,000     $      (124,000)    $       341,000     $        19,000
Deduct: Total stock-based
 Employee Compensation determined
 under fair value method for
 stock options, net of tax                                  --                  --                  --                  --
                                                 ===============     ===============     ===============     ===============
Pro forma income (loss) applicable
 to common stockholders                          $       319,000     $      (124,000)    $       341,000     $        19,000
                                                 ===============     ===============     ===============     ===============
Basic income (loss) per share,
 as reported                                     $          0.10     $         (0.04)    $          0.11     $          0.01
                                                 ===============     ===============     ===============     ===============
Basic income (loss) per share,
 pro forma                                       $          0.10     $         (0.04)    $          0.11     $          0.01
                                                 ===============     ===============     ===============     ===============
Diluted income (loss) per share,
 as reported                                     $          0.10     $         (0.04)    $          0.11     $          0.00
                                                 ===============     ===============     ===============     ===============
Diluted income (loss) per share,
 pro forma                                       $          0.10     $         (0.04)    $          0.11     $          0.00
                                                 ===============     ===============     ===============     ===============


2. The results of operations for the three and six months ended September 30, 2003 are not necessarily indicative of the results to be expected for the entire fiscal year.

3.     Inventories are summarized as follows:

                                     September 30, 2003       March 31, 2003
                                     ------------------       --------------

        Finished goods                   $  2,504,000          $  1,345,000
        Raw Materials                         400,000               440,000
        Supplies and Packaging                388,000               400,000
                                         ------------          ------------
                                         $  3,292,000          $  2,185,000
                                         ============          ============

4. The Company has a $ 4,000,000 revolving credit facility at September 30, 2003. The loan was to expire on September 16, 2003. The bank has extended the loan's maturity to May 30, 2004 at which time the outstanding principal is due. The Company is seeking alternative financing to replace this loan. Should it not be able to secure alternative financing by the extended due date, it will request an additional extension of the loan's due date. However, there is no assurance that such financing can be secured or the extension granted. Failure to secure such financing can have a significant negative effect on the Company's ability to fund operational requirements.

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

                                                  Three-Months         Three Months         Six Months          Six Months
                                                     Ended               Ended                Ended               Ended
                                               September 30, 2003  September 30, 2002   September 30,2003   September 30,2002
                                               ------------------  ------------------   -----------------   -----------------

Numerator:

Net income (loss)- basic                         $       319,000     $      (124,000)    $       341,000     $        19,000
                                                 ---------------     ---------------     ---------------     ---------------

Net Income (loss)-diluted                        $       319,000     $      (124,000)    $       341,000     $        19,000
                                                 ---------------     ---------------     ---------------     ---------------


Denominator

Denominator for basic earnings
per share Weighted avg. shares                         3,137,937           3,284,775           3,186,394           3,271,341

Effect of dilutive securities
Stock options                                               --                  --                  --               802,010
                                                 ---------------     ---------------     ---------------     ---------------

Denominator for diluted
earnings per share                                     3,137,937           3,284,775           3,186,394           4,073,351

Earnings (loss) per share

Basic:                                           $          0.10     $         (0.04)    $          0.11     $           .01
                                                 ---------------     ---------------     ---------------     ---------------

Diluted:                                         $          0.10     $         (0.04)    $          0.11     $           .00
                                                 ---------------     ---------------     ---------------     ---------------

6. For the six months ended September 30, 2002, non-cash investing and financing activities were $5,500,000 for restructuring accounts payable for a value ascribed to common stock, preferred stock, warrants and debt issued in connection with the restructuring of $4,500,000 (See Note 7). For the six months ended September 30, 2003 the company received 146,838 shares of the company's stock at a market value of $146,838 in full satisfaction of $146,838 of principal and accrued interest due to the Company. Cash paid for interest and taxes were $365,000 and $1,000 and $407,000 and $1,000 for the six months ended September 30, 2003 and 2002 respectively.

7. In May 2002, the Company restructured $5,500,000 of accounts payable from its main supplier through the issuance of 333,333 shares of common stock, 583 shares of Series B Preferred Stock with a detachable 10-year warrant and a $1,000,000 convertible note payable in April 2005, the aggregate of which had an ascribed value of approximately $4,500,000.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

General

The Company's low moisture mozzarella cheese, which accounts for more than a majority of the Company's sales, is a commodity item. The Company prices this product competitively with others in the industry, which pricing is based on the Chicago Mercantile Exchange Block Cheddar Market (CME Block Market). The price the Company pays for fluid milk and condensed skim milk solids, a significant component of cost of goods sold, is not determined until the month after its cheese has been sold. The price of milk is based upon the raw milk components and a weighted average of a number of market components. While the Company generally can anticipate a change in the price of milk because of changes in the CME Block Market, it cannot anticipate the full extent thereof. Therefore, if the CME Block Cheddar price to which our selling price is referenced changes at a different rate than the price of milk our margins are affected accordingly. By virtue of the pricing structure in the industry the Company cannot readily pass along to its customers the changes in the cost of milk. As a consequence thereof, the Company's gross profit margin for its products is subject to fluctuation, which fluctuation, however slight, can have a significant effect on profitability.

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



Three months ended September 30, 2003 compared to the three months ended September 30, 2002

Sales for the three months ended September 30, 2003 increased to $10,839,000 from $9,198,000 for the comparable period in 2002, an increase of $1,641,000 (or 17.8%). Approximately $2,264,000 (or 13.8%) was due to an increase in the average selling price per pound of cheese from $1.27 last year to $1.63 this year. This increase was offset by a decrease in the number of pounds sold from 6,751,000 pounds in 2002 to 6,289,000 pounds in 2003, a decrease of 462,000 pounds or 6.8% year to year, and a year to year decrease in the sale of whey of approximately $98,500 (22.5%). The increase in the average selling price per pound of cheese was the result of an increase in the CME block cheddar price during the quarter, which price started at $1.24 per pound and rose to $1.60 per pound at the end of the quarter.

Costs of sales and gross profit margin for the three-month period ended September 30, 2003 were $9,892,000 (or 91.3% of sales) and $947,000 (or 8.7% of sales), respectively, compared to a cost of sales and gross profit margin of $8,733,000 (or 95% of sales) and $465,000 (or 5.0% of sales), respectively for the comparable period in 2002. The decrease in the cost of sales and corresponding increase in gross profit margin for 2003 as a percentage of sales were the result of a higher ending inventory value as a result of a rising cheese market.

Selling, general, and administrative expenses for the three-month period ended September 30, 2003 amounted to $447,000 (or 4.1% of sales) compared to $387,000 (or 4.2% of sales) for the comparable period in 2002. Higher salary and wages, due to the addition of a Chief Executive Officer and a salesman, along with higher business and travel expenses and legal fees were partially offset by lower consultant fees, accounting fees, and advertising expenses.

Interest expense (net) for the three-month period ended September 30, 2003 amounted to $180,000 compared to $202,00 for the period ended September 30, 2002, a decrease of $22,000. Lower interest rates and the repayment of $500,000 on our term loan with Co Bank accounted for the decrease.

The provision for income tax for the period ended September 30, 2003 reflects a minimum state tax, with the tax benefits of operation losses being offset by the effect of changes in the valuation allowance. Such amounts are re-evaluated each period based on the results of the operations.

The Company's net income was $319,000 for the three months ended September 30, 2003, an increase of $443,000 over the net loss of ($124,000) for the comparable period in 2002. The primary factors contributing to these changes are discussed above.

Six months ended September 30, 2003 compared to six months ended September 30, 2002

Sales for the six months ended September 30, 2003 increased to $19,349,00 from $18,516,000 for the comparable period in 2002, an increase of $833,000 (or 4.5%). Approximately $1,695,000 (or 103.5%) was due to an increase in the average selling price per pound of cheese from $1.30 last year to $1.43 this year. This increase was offset by a decrease in the number of pounds sold from 13,110,000 pounds in 2003 to 13,580,000 in 2002, a decrease of 470,000 pounds or
3.5% year to year, and a year to year decrease in the sale of whey of approximately $176,000 (20.8%).

Cost of sales and gross profit margin for the six month period ended September 30, 2003 were $17,784,000 (or 91.9% of sales) and $1,565,000 (or 8.1% of sales)
compared to a cost of sales and gross profit margin of $18,148,000 (or 98.0% of sales) and $368,000 (or 2.0% of sales), respectively, for the comparable period in 2002. The decrease in the cost of sales and increase in gross profit margins can be attributed to lower transportation costs, labor costs, repairs and maintenance expenses and packaging costs. These lower expenses were offset by higher ingredient costs, outside cheese purchases, whey removal expenses and depreciation costs.

Selling, general and administrative expenses for the six months ended September 30, 2003 amounted to $858,000 (or 4.4% of sales) compared to $821,000 (or 4.4%
of sales) for the comparable period in 2002. Higher wages, due to the addition of a Chief Executive Officer and a salesperson, along with higher business travel expenses, legal fees and payroll taxes were offset by lower consulting fees, commission expenses and accounting fees.

Interest expense (net) for the six months ended September 30, 2003 amounted to $365,000 compared to $402,000 for the six months ended September 30, 2002, a decrease of $37,000. Lower interest rates and the repayment of $500,000 on our term loan with Co Bank accounted for the decrease.

The provision for income tax for the six-month period ended September 30, 2003 and September 30, 2002 of $1,000 reflect minimum state taxes. Charges for federal income taxes were offset by changes in the valuation allowances for the six months ended September 30, 2003 and September 30, 2002. Such amounts are re-evaluated each quarter based on the results of operations.

The Company's net income of $341,000 for the six months ended September 30, 2003 represents an increase of $322,000 from the net income of $19,000 for the comparable period in 2002. The primary factors contributing to these changes are discussed above.

Liquidity and Capital Resources

The Company had available a $4,000,000 revolving credit facility at September 30, 2003, which matures on May 30, 2004 (with St. Albans Cooperative participating therein to the extent of $ 3,000,000) at which time the outstanding principal balance is due. The rate of interest on amounts borrowed against the revolving credit facility is based upon the New York prime rate plus 2% (6% at September 30, 2003). Advances under this facility are limited to 50% of inventory (with a cap on inventory borrowing of $1,000,000) and 80% of receivables as defined in the agreement. The commitment contains various restrictive covenants including requiring the Company to generate an increase in its dollar amount of net worth annually. The Company is seeking alternative financing to replace this facility. Should the Company not be able to secure alternative financing by the due date, it will request an extension until such financing is secured. However, there is no assurance that such financing can be secured or that the extension will be granted. Failure to secure such financing or extension can have a significant negative effect on the Company's ability to fund operational requirements.


At September 30, 2003, the Company had negative working capital of ($245,000) as compared to negative working capital of ($238,000) at March 31, 2003. The Company's revolving bank line of credit is available for the Company's working capital requirements.

At September 30, 2003, $3,697,000 was outstanding under the revolving credit line and $297,000 was available for additional borrowing.

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

On May 16, 2002, Lucille Farms, Inc. entered into an agreement with St. Albans Cooperative Creamery, Inc., the Company's primary supplier of raw materials, pursuant to which St. Albans (i) converted $1,000,000 of accounts payable owed by Lucille Farms to St. Albans into 333,333 shares of common stock, (ii) converted $3,500,000 of accounts payable owed by Lucille Farms to St. Albans into (A) preferred stock convertible into 583,333 shares of common stock, which preferred stock (1) automatically converts into such number of shares of common stock if the common stock is $8.00 or higher for 30 consecutive trading days, and (2) may be redeemed by Lucille Farms for $3,500,000, and (B) a 10-year warrant to purchase 583,333 shares of common stock (subject to adjustment under certain circumstances to a maximum of 1,416,667 shares of common stock) at $.01 per share, which warrant (1) may not be exercised for a period of three-years,
(2) terminates if, during such three-year period, Lucille Farms' common stock is $8.00 or higher for 30 consecutive trading days, and, (3) in the event Lucille Farms' common stock is not $8.00 or higher for 30 consecutive trading days during such three-year period, may only be exercised on the same basis percentage wise as the preferred shares are converted, (iii) converted an additional $1,000,000 of accounts payable owed by Lucille Farms to St. Albans into a convertible promissory note due on April 14, 2005, which note is convertible into common stock at $6.00 per share at any time by St. Albans and, at the option of Lucille Farms, automatically shall be converted into common stock at $6.00 per share if the common stock is $8.00 or higher for a period of 30 consecutive trading days, and (iv) provided Lucille Farms with a pricing structure for milk and milk by-products, for a minimum of one-year and a maximum of four-years (subject to renegotiation at the expiration of the applicable period), designed to produce profitability for Lucille Farms. The applicable period for the milk and milk by-products pricing structure expired in May 2003. Thereafter, St. Albans maintained the pricing structure through June 30, 2003. Commencing July 2, 2003, and again as of September 1, 2003, the pricing structure was modified to progressively decrease the benefits accruing to the Company in light of the profitability of the Company.

The Company's major source of external working capital financing has been the revolving line of credit. For the foreseeable future, assuming the line is replaced, the Company believes that the Company's revolving line of credit will continue to represent the major source of working capital financing besides income generated from operations. However, failure to secure such replacement financing or an extension of such line of credit can have a significant negative effect on the Company's liquidity.

For the six-month period ended September 30, 2003, cash provided by operating activities was $141,000. A profit from operations of $341,000 increased cash. In addition, increases in accounts payable of $1,410,000 and accrued expenses of $53,000 and decreases in prepaid expenses of $100,000 and other assets of $102,000 provided cash while increases in accounts receivable of $1,218,000 and inventory of $1,107,000 decreased cash.

Net cash used by investing activities was $136,000 for the period ended September 30, 2003, which represented purchase of property, plant and equipment.

Net cash provided by financing activities was $131,000 for the period ended September 30, 2003. Payments of the first installment to Co Bank of $500,000 decreased cash.

The Company presently is seeking to replace its $4,000,000 secured revolving credit line, the maturity of which has been extended to May 30, 2004. The Company estimates that based on current plans and its ability to replace or extend the revolving line of credit, its resources, including revenues from operations and utilization of its revolving credit lines, should be sufficient to meet anticipated needs for the foreseeable future. Failure to secure such financing or receive such extension will result in a significant negative effect on the Company's liquidity.

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

The Company is subject to interest rate exposure on variable rate debt. The amount of that debt at balance sheet date, September 30, 2003 and March 31, 2003 amounted to $5,197,000, and $4,924,000, respectively. Since the interest rate on debt is based upon the Prime Rate plus 1%, and 2% the cost of this debt will increase or decrease accordingly with changes in the prime rate.

The Company has exposure to the commodity price for cheese, dry whey and fluid milk. We have addressed these exposures in the general paragraph of Management's Discussion and Analysis, Item 2 above.

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

PART II - OTHER INFORMATION
Item 2.  Changes in Securities and Use of Proceeds

On September 12, 2001, the Company sold $540,000 of Series A Redeemable Convertible Preferred Stock to an accredited investor in exchange for roll drying equipment. The shares were sold pursuant to Section 4(2) of the Securities Act and Rule 506 of Regulation D promulgated thereunder.

On May 16, 2002, Lucille Farms, Inc. entered into an agreement with St. Albans Cooperative Creamery, Inc., the Company's primary supplier of raw materials, pursuant to which St. Albans (i) converted $1,000,000 of accounts payable owed by Lucille Farms to St. Albans into 333,333 shares of common stock, (ii) converted $3,500,000 of accounts payable owed by Lucille Farms to St. Albans into (A) preferred stock convertible into 583,333 shares of common stock, which preferred stock (1) automatically converts into such number of shares of common stock if the common stock is $8.00 or higher for 30 consecutive trading days, and (2) may be redeemed by Lucille Farms for $3,500,000, and (B) a 10-year warrant to purchase 583,333 shares of common stock (subject to adjustment under certain circumstances to a maximum of 1,416,667 shares of common stock) at $.01 per share, which warrant (1) may not be exercised for a period of three-years,
(2) terminates if, during such three-year period, Lucille Farms' common stock is $8.00 or higher for 30 consecutive trading days, and, (3) in the event Lucille Farms' common stock is not $8.00 or higher for 30 consecutive trading days during such three-year period, may only be exercised on the same basis percentage wise as the preferred shares are converted, (iii) converted an additional $1,000,000 of accounts payable owed by Lucille Farms to St. Albans into a convertible promissory note due on April 14, 2005, which note is convertible into common stock at $6.00 per share at any time by St. Albans and, at the option of Lucille Farms, automatically shall be converted into common stock at $6.00 per share if the common stock is $8.00 or higher for a period of 30 consecutive trading days, and (iv) provided Lucille Farms with a pricing structure for milk and milk by-products, for a minimum of one-year and a maximum of four-years (subject to renegotiation at the expiration of the applicable period), designed to produce profitability for Lucille Farms. The applicable period for the milk and milk by-products pricing structure expired in May 2003. Thereafter, St. Albans maintained the pricing structure through June 30, 2003. Commencing July 2, 2003, and again as of September 1, 2003, the pricing structure was modified to progressively decrease the benefits accruing to the Company in light of the profitability of the Company.

On June 10, 2002, B&W Investment associates, a partnership of which Howard S. Breslow, Chairman of the board of the Company is a partner, purchased, for $25,000, a ten year warrant to purchase 500,000 shares of Common Stock at $3.00 per share. This transaction took place in connection with the conversion into equity and long term debt of outstanding accounts payable owed by the Company to St. Albans Cooperative Creamery, Inc. and the revision of the pricing structure for milk and milk by-products.

Item 6.                  Exhibits and Reports on Form 8-K

(a)      Exhibits

10 Loan and Security/Stock Purchase Agreement, dated May 16, 2002, by and among Lucille Farms, Inc., Lucille Farms of Vermont, Inc. and St Albans Cooperative Creamery, Inc. Portions have been omitted pursuant to a request for confidential treatment and have been filed separately with the Securities and Exchange Commission. (1)

99.1 Certification of Periodic Report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated November 12, 2003

99.2 Certification of Periodic Report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated November 12, 2003.

99.3 Certification of Periodic Report pursuant to Section 402 of the Sarbanes-Oxley Act of 2002, dated November 12, 2003.

99.4 Certification of Periodic Report pursuant to Section 402 of the Sarbanes-Oxley Act of 2002, dated November 12, 2003.

(b)      Reports on Form 8-K

         Current Report on Form 8-K, filed August 4, 2003, relating to the results of operations for the year ending March 31, 2003 and the filing of the Company's annual report for its year ended March 31, 2003.

         Current Report on Form 8-K, filed August 20, 2003, relating to the results of operations for the period ending June 30, 2003.

(1) Incorporated by reference to the Company's Current Report on Form 8-K, filed July 11, 2002.

                                   SIGNATURES


Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Date:  November 12, 2003            Lucille Farms, Inc.
       -----------------            (Registrant)



                                    By: /s/ Jay Rosengarten
                                    -----------------------
                                    Jay Rosengarten,
                                    Chief Executive Officer



                                    By: /s/ Albert Moussab
                                    -----------------------
                                    Albert Moussab,
                                    Chief Financial Officer
                                    (chief financial and accounting officer)

EXHIBIT INDEX

Exhibit
Number            Description of Exhibit
------            ----------------------

99.1* Certification of Periodic Report pursuant to Section 402 of the Sarbanes-Oxley Act of 2002, dated November 12, 2003.

99.2* Certification of Periodic Report pursuant to Section 402 of the Sarbanes-Oxley Act of 2002, dated November 12, 2003.

99.3* Certification of Periodic Report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated November 12, 2003.

99.4* Certification of Periodic Report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated November 12, 2003.





*        Filed herewith