Form 10-Q
period 2003-12-31
LUCILLE FARMS INC
filed 2004-02-23
CIK 908179

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITITES AND EXCHANGE ACT OF 1934

                         For the Quarterly Period Ended:
                                December 31, 2003
                         Commission File Number 1-12506


                               LUCILLE FARMS, INC.
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


The number of shares of Registrant's common stock, par value $.001 per share, outstanding as of February 20, 2004 was 3,137,937.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements


                      LUCILLE FARMS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                     ASSETS

                                                                                        DECEMBER 31, 2003    MARCH 31, 2003
                                                                                        -----------------    ---------------
                                                                                           (UNAUDITED)
CURRENT ASSETS:

Cash and cash equivalents                                                                $         4,000     $         4,000

Accounts receivable, net of allowances of $151,000 at December 31, 2003 and
$189,000 at March 31, 2003                                                                     4,072,000           3,530,000

Inventories                                                                                    2,697,000           2,185,000

Prepaid expenses and other current assets                                                        602,000             616,000


Due from officers                                                                                   --               101,000
                                                                                         ---------------     ---------------

    Total current assets                                                                       7,375,000           6,436,000
                                                                                         ---------------     ---------------


PROPERTY, PLANT AND EQUIPMENT, NET                                                             9,602,000          10,003,000
                                                                                         ---------------     ---------------


OTHER ASSETS:

Deferred costs, net                                                                              209,000             215,000

Other                                                                                              8,000             108,000
                                                                                         ---------------     ---------------

    Total other assets                                                                           217,000             323,000
                                                                                         ---------------     ---------------

    TOTAL ASSETS                                                                         $    17,194,000     $    16,762,000
                                                                                         ===============     ===============


           See accompanying notes to consolidated financial statements

                       LUCILLE FARMS,INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                                        DECEMBER 31, 2003    MARCH 31, 2003
                                                                                        -----------------    ---------------
                                                                                           (UNAUDITED)
CURRENT LIABILITES:

Revolving credit loan                                                                    $     3,610,000     $     2,924,000

Accounts payable                                                                               3,139,000           2,425,000

Current portion of long-term debt                                                                687,000             710,000

Accrued expenses                                                                                 466,000             615,000
                                                                                         ---------------     ---------------

    Total Current Liabilities                                                                  7,902,000           6,674,000
                                                                                         ---------------     ---------------

LONG-TERM LIABILITY:

Long-term debt, less current portion                                                           6,471,000           7,143,000
                                                                                         ---------------     ---------------

    TOTAL LIABILITIES                                                                         14,373,000          13,817,000

STOCKHOLDERS' EQUITY:

Preferred stock, $ 0.001 per value, 250,000 shares authorized:

216 shares Series A convertible issued and outstanding                                             1,000               1,000

583 shares Series B convertible issued and outstanding                                             1,000               1,000

Common stock, $ 0.001 par value, 25,000,000 shares authorized, 3,354,675 shares issued, 3,137,937 outstanding at December 31, 2003 and 3,284,775
outstanding at March 31, 2003                                                                      3,000               3,000
Additional paid in capital                                                                     8,548,000           8,548,000

Accumulated deficit                                                                           (5,420,000)         (5,443,000)
                                                                                         ---------------     ---------------

                                                                                               3,133,000           3,110,000
Less: cost of 216,738 shares of treasury stock                                                  (312,000)           (165,000)
                                                                                         ---------------     ---------------
at December 31, 2003 and 69,900 shares of treasury stock at March 31, 2003, respectively

Total Stockholders' Equity                                                                     2,821,000           2,945,000
                                                                                         ---------------     ---------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                               $    17,194,000     $    16,762,000
                                                                                         ===============     ===============

           See accompanying notes to consolidated financial statements

                      LUCILLE FARMS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                                                            THREE MONTHS ENDED DECEMBER 31
                                                                                              2003                2002
                                                                                        -----------------    ---------------

SALES                                                                                    $    10,850,000     $     9,746,000

COST OF SALES                                                                                 10,493,000           9,374,000
                                                                                         ---------------     ---------------

GROSS PROFIT                                                                                     357,000             372,000
                                                                                         ---------------     ---------------

OTHER EXPENSE:

SELLING                                                                                          239,000             206,000

GENERAL AND ADMINISTRATIVE                                                                       230,000             265,000

INTEREST EXPENSE                                                                                 205,000             196,000
                                                                                         ---------------     ---------------

TOTAL OTHER EXPENSE                                                                              674,000             667,000
                                                                                         ---------------     ---------------

NET LOSS                                                                                 $      (317,000)    $      (295,000)
                                                                                         ---------------     ---------------


LOSS PER SHARE
     BASIC:
                                                                                         $          (.10)    $          (.09)
                                                                                         ---------------     ---------------

     DILUTED:                                                                            $          (.10)    $          (.09)
                                                                                         ---------------     ---------------



WEIGHTED AVERAGE SHARES OUTSTANDING USED TO COMPUTE NET LOSS PER SHARE
        BASIC:                                                                                 3,137,937           3,284,775

        DILUTED:                                                                               3,137,937           3,284,775


           See accompanying notes to consolidated financial statements

                      LUCILLE FARMS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                                                           NINE MONTHS ENDED DECEMBER 31
                                                                                               2003                2002
                                                                                        -----------------    ---------------

SALES                                                                                    $    30,199,000     $    28,262,000

COST OF SALES                                                                                 28,277,000          27,522,000
                                                                                         ---------------     ---------------

GROSS PROFIT                                                                                   1,922,000             740,000
                                                                                         ---------------     ---------------


OTHER EXPENSE/(INCOME):

SELLING                                                                                          644,000             553,000

GENERAL AND ADMINISTRATIVE                                                                       684,000             739,000

GAIN ON DEBT RESTRUCTURING, NET                                                                     --       $       875,000

INTEREST INCOME                                                                                     --                (5,000)

INTEREST EXPENSE                                                                                 570,000             603,000
                                                                                         ---------------     ---------------

TOTAL OTHER EXPENSE                                                                            1,898,000           1,015,000
                                                                                         ---------------     ---------------

INCOME (LOSS) BEFORE INCOME TAXES                                                                 24,000            (275,000)

PROVISION FOR INCOME TAXES                                                                         1,000               1,000
                                                                                         ---------------     ---------------

NET INCOME (LOSS)                                                                        $        23,000     $      (276,000)
                                                                                         ---------------     ---------------

EARNINGS (LOSS) PER SHARE
     BASIC:                                                                              $           .01     $          (.08)


     DILUTED:                                                                            $           .01     $          (.08)


WEIGHTED AVERAGE SHARES OUTSTANDING USED TO COMPUTE NET INCOME (LOSS) PER SHARE
         BASIC                                                                                 3,138,862           3,299,120
         DILUTED                                                                               3,138,862           3,299,120


           See accompanying notes to consolidated financial statements

                       LUCILLE FARMS, INC. AND SUBSIDIARES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                                                           NINE MONTHS ENDED DECEMBER 31
                                                                                              2003                2002
                                                                                        -----------------    ---------------

Cash flows from operating activities:

NET INCOME (LOSS)                                                                        $        23,000     $      (276,000)

 Adjustments to reconcile net Income (loss) to net cash provided by operating activities:

 Gain on debt restructuring                                                                         --              (875,000)
 Depreciation and amortization                                                                   702,000             638,000
 Provision for doubtful accounts                                                                  25,000              63,000
(Increase) decrease in assets:
     Accounts receivable                                                                        (567,000)            121,000
     Inventories                                                                                (512,000)            845,000
     Prepaid expenses and other current assets                                                   (32,000)           (515,000)
     Other assets                                                                                106,000            (131,000)
 Increase (decrease) in liabilities:
     Accounts payable                                                                            714,000           1,520,000
     Accrued expenses                                                                           (149,000)            169,000
                                                                                         ---------------     ---------------
Net cash provided by operating activities                                                        310,000           1,559,000
                                                                                         ---------------     ---------------

CASH FLOW FROM INVESTING ACTIVITIES:

 Purchase of property, plant and equipment                                                      (301,000)           (330,000)
                                                                                         ---------------     ---------------
Net cash used In investing Activities                                                           (301,000)           (330,000)
                                                                                         ---------------     ---------------

CASH FLOW FROM FINANCING ACTIVITIES:
 (Payments of) proceeds from revolving credit loan-net                                           686,000          (1,001,000)
Principal payments on long-term debt and notes                                                  (695,000)           (260,000)
                                                                                         ---------------     ---------------
Net cash used in financing activities                                                             (9,000)         (1,261,000)
                                                                                         ---------------     ---------------
NET DECREASE IN CASH AND CASH EQUIVALENTS                                                           --               (32,000)
CASH AND CASH EQUIVALENTS-BEGINNING                                                                4,000             175,000
                                                                                         ---------------     ---------------
CASH AND CASH EQUIVALENTS-ENDING                                                         $         4,000     $       143,000
                                                                                         ---------------     ---------------


           See accompanying notes to consolidated financial statements

                               LUCILLE FARMS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. The Consolidated Balance Sheet as of December 31, 2003, the Consolidated Statement of Operations for the three and nine month periods ended December 31, 2003 and 2002 and the Consolidated Statement of Cash Flows for the nine month periods ended December 31, 2003 and 2002 have been prepared by the Company without audit. In the opinion of management, the accompanying consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the financial position of Lucille Farms, Inc. as of December 31, 2003, the results of its operations for the three and nine months ended December 31, 2003 and 2002 and its cash flows for the nine months ended December 31, 2003 and 2002.

       Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). Although the Company believes that the disclosures are adequate to make the information presented not misleading, it is suggested that these financial statements be read in conjunction with the year-end financial statements and notes thereto for the fiscal year ended March 31, 2003 included in the Company's Annual Report on Form 10-K as filed with the SEC. The Company also suggests that the Form 8-K's filed with the SEC on October 31, 2003 and November 6, 2003 be read in conjunction with this report.

       The accounting policies followed by the Company are set forth in the notes to the Company's consolidated financial statements as set forth in its Annual Report on Form 10-K as filed with the SEC.

Recent Accounting Pronouncements

The FASB has issued FIN 46 and related revisions, "Consolidation of Variable Interest Entities." FIN 46 clarifies the application of Accounting Research Bulletin No. 51, "Consolidated Financial Statements," to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activity without additional subordinated financial support from other parties. FIN 46 should be applied no later than the end of the first reporting period that ends after March 15, 2004. The Company does not expect the adoption of FIN 46 to have a material effect on its financial position, results of operations or cash flows.

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

Stock Based Compensation

The Company has elected to follow Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" and related interpretations in accounting for stock options and rewards. Accordingly, no compensation costs for stock options are included in operating results since all awards were made at exercise prices at or above their fair value on the dates of grants.

In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation- Transition and Disclosure", amending FASB Statement No. 123, "Accounting for Stock Based Compensation." This statement amends SFAS No. 123 to provide alternative methods of transition for an entity that voluntarily changes to the fair value based method of accounting for stock-based employee compensation. The Company has elected not to change to the fair value method of accounting. It also amends the disclosure provisions of SFAS No. 123 to require that, where no election is made to change to the fair value method, prominent disclosure about the effects on operating results of an entity's accounting policy decisions with respect to stock-based employee compensation must be made in the footnotes to the financial statements. SFAS No. 148 also amends APB Opinion No. 128, "Interim Financial Reporting" to require disclosure about those effects in interim financial information. We adopted the disclosure provisions for the year ended March 31, 2003. The following table illustrates the effect on results of operations if the Company had applied the fair value recognition provisions of SFAS No. 123 for the nine-month periods ended December 31, 2003 and 2002 (unaudited).

                                                                  3-Mos. ended                            9-Mos. ended
                                                                  December 31,                            December 31,
                                                      -----------------------------------     -----------------------------------
                                                           2003                2002                2003                2002
                                                      ---------------     ---------------     ---------------     ---------------

Net (loss) Income as reported                         $      (317,000)    $      (295,000)    $        23,000     $      (276,000)
Deduct: Total stock-based Employee Compensation
determined under fair value method for stock
options, net of tax                                              --                  --                  --                  --
                                                      ===============     ===============     ===============     ===============
Pro forma income (loss) applicable to common
stockholders                                          $      (317,000)    $      (295,000)    $        23,000     $      (276,000)
                                                      ===============     ===============     ===============     ===============
Basic income (loss) per share, as reported            $         (0.10)    $         (0.09)    $          0.01     $         (0.08)
                                                      ===============     ===============     ===============     ===============
Basic income (loss) per share, pro forma              $         (0.10)    $         (0.09)    $          0.01     $         (0.08)
                                                      ===============     ===============     ===============     ===============
Diluted income (loss) per share, as reported          $         (0.10)    $         (0.09)    $          0.01     $         (0.08)
                                                      ===============     ===============     ===============     ===============
Diluted income (loss) per share, pro forma            $         (0.10)    $         (0.09)    $          0.01     $         (0.08)
                                                      ===============     ===============     ===============     ===============


2.     Inventories are summarized as follows:

                                        December 31, 2003    March 31, 2003
                                        -----------------    ---------------

       Finished goods                    $     2,089,000     $     1,345,000
       Raw Materials                             248,000             440,000
       Supplies and Packaging                    360,000             400,000
                                         ---------------     ---------------
                                         $     2,697,000     $     2,185,000
                                         ===============     ===============

3. The Company has a $ 4,000,000 revolving credit facility at December 31, 2003. The loan was to expire on September 16, 2003. The bank has extended the loan's maturity to May 30, 2004 at which time the outstanding principal is due. The Company is seeking alternative financing to replace this loan. Should the Company not be able to secure alternative financing by the extended due date, it will request an additional extension of the loan's due date. However, there is no assurance that such financing can be secured or the extension granted. Failure to secure such financing can have a significant negative effect on the Company's ability to fund operational requirements.

4.     Earnings per Share
       Basic earnings per share are computed by dividing net earnings available to common shareholders by the weighted average common shares outstanding for the period. Diluted earnings per share is computed by dividing net earnings available to common shareholders by the weighted average common shares outstanding adjusted for the dilutive effect of options granted under the Company's stock option plans, outstanding warrants, and convertible preferred stock. Potential common shares issuable upon the exercise of stock options and warrants are excluded from diluted earnings loss per share for the three months ended December 31, 2003, and the nine months ended December 31, 2002 because they would be antidilutive. For 2003 and 2002 conversion of preferred stock was not taken into consideration since the contingency for conversion was not met and the effect would be antidilutive.

       At December 31, 2003 and 2002, 1,219,333 and 1,169,333 potential common shares, issuable upon the exercise of stock options and warrants, respectively, are excluded from the determination of diluted net loss per share as the effect on such shares is antidilutive.

                                                       Three-Months         Three Months        Nine Months         Nine Months
                                                           Ended               Ended               Ended               Ended
                                                     December 31, 2003   December 31, 2002   December 31,2003    December 31,2002
                                                     -----------------   -----------------   ----------------    ----------------

Numerator:

Net income (loss)- basic                              $      (317,000)    $      (295,000)    $        23,000     $      (276,000)
                                                      ---------------     ---------------     ---------------     ---------------

Net Income (loss)-diluted                             $      (317,000)    $      (295,000)    $        23,000     $      (276,000)
                                                      ---------------     ---------------     ---------------     ---------------


Denominator

Denominator for basic earnings per share
Weighted avg. shares                                        3,137,937           3,284,775           3,138,862           3,284,775

Effect of dilutive securities
Stock options                                                    --                    --                  --                  --
                                                      ---------------     ---------------     ---------------     ---------------

Denominator for diluted earnings per share                  3,137,937           3,284,775           3,138,862           3,284,775

Earnings (loss) per share

Basic:                                                $         (0.10)    $         (0.09)    $          0.01     $          (.08)
                                                      ---------------     ---------------     ---------------     ---------------


Diluted:                                              $         (0.10)    $         (0.09)    $          0.01     $          (.08)
                                                      ---------------     ---------------     ---------------     ---------------

5. For the nine months ended December 31, 2002, non-cash investing and financing activities were $5,500,000 for restructuring accounts payable for a value ascribed to common stock, preferred stock, warrants and debt issued in connection with the restructuring of $4,500,000 (See Note 7). For the nine months ended December 31, 2003, the Company received 146,838 shares of its own stock in full satisfaction of $146,838 of principal and accrued interest due to the Company from three of its officers. Cash paid for interest and taxes were $570,000 and $1,000 and $603,000 and $1,000 for the nine months ended December 31, 2003 and 2002, respectively.

6. In May 2002, the Company restructured $5,500,000 of accounts payable from its main supplier through the issuance of 333,333 shares of common stock, 583 shares of Series B Preferred Stock with a detachable 10-year warrant and a $1,000,000 convertible note payable in April 2005, the aggregate of which had an ascribed value of approximately $4,500,000.

       The restructuring resulted in a gain of $875,000, net of expenses of $125,000 and income taxes calculated to be zero due to the offset of net operating loss carry forwards previously unrealized.

7. In June 2002, the Company issued a 10-year warrant to B & W Investment Associates, a partnership in which the Chairman of the board of the Company is a partner, to purchase 500,000 shares of common stock at $3.00 per share. The warrant was issued to satisfy outstanding professional services in connection with the restructuring of accounts payable.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

General

The Company's low moisture mozzarella cheese, which accounts for more than a majority of the Company's sales, is a commodity item. The Company prices this product competitively with others in the industry, which pricing is based on the Chicago Mercantile Exchange Block Cheddar Market (CME Block Market). The price the Company pays for fluid milk and condensed skim milk solids, a significant component of cost of goods sold, is not determined until the month after its cheese has been sold. The price of milk is based upon the raw milk components and a weighted average of a number of market components. While the Company generally can anticipate a change in the price of milk because of changes in the CME Block Market, it cannot anticipate the full extent thereof. Therefore, if the CME Block Cheddar price to which our selling price is referenced changes at a different rate than the price of milk, our margins are affected accordingly. By virtue of the pricing structure in the industry, the Company cannot readily pass along to its customers the changes in the cost of milk. As a consequence thereof, the Company's gross profit margin for its products is subject to fluctuation, which fluctuation, however slight, can have a significant effect on profitability.

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



Three months ended December 31, 2003 compared to the three months ended December 31, 2002

Sales for the three months ended December 31, 2003 increased to $10,850,000 from $9,746,000 for the comparable period in 2002, an increase of $1,104,000 or (11.3%). Approximately $1,576,000 or (142%) was due to an increase in the average selling price per pound of cheese from $1.26 for the three month period ended December 31, 2002 to $1.49 for the three month period ended December 31, 2003. This increase was offset by a decrease in the number of pounds sold from 7,159,000 pounds in 2002 to 6,853,000 pounds in 2003, a decrease of 306,000 pounds or (4.3%) year to year and a decrease in the sale of whey of approximately $223,000 or (38.6%). The increase in the average selling price per pound of cheese was the result of a higher CME block cheddar price during the quarter, an average price of $1.46 compared to last year's average of $1.15.

Cost of sales and gross profit margin for the three month period ended December 31, 2003 were $10,493,000 or (96.7% of sales) and $357,000 or (3.3% of sales), respectively, compared to a cost of sales and gross profit margin of $9,374,000 or (96.2% of sales) and $372,000 or (3.8% of sales) respectively for the comparable period in 2002. The increase in the cost of sales and corresponding decrease in gross profit margin for 2003 as a percentage of sales were the result of a falling cheese market and a milk market that did not decline proportionately, squeezing profit margins along with higher waste removal and whey removal costs, warehouse storage expenses, depreciation expense and professional fees. These expenses were partially offset by lower freight costs, utility costs, insurance expense and equipment parts and supplies.

Selling, general, and administrative expenses for the three-month period ended December 31, 2003 amounted to $470,000 (or 4.3% of sales) compared to $471,000 (or 4.8% of sales) for the comparable period in 2002. Lower legal and consulting fees were partially offset by higher officers' salaries and business travel expenses.

Interest expense for the three month period ended December 31, 2003 amounted to $205,000 compared to $196,000 for the period ended December 31, 2002, an increase of $9,000. A higher interest rate on our revolver loan accounted for most of the difference.

The provision for income tax for the period takes advantage of the tax benefits of operating loss carry fowards being offset by the effect of changes in the valuation allowance. Such amounts are re-evaluated each period based on the results of the operation.

The company's net loss of $317,000 for the three month period ended December 31, 2003 is higher than the $295,000 net loss for the comparable period in 2002. The primary factors contributing to these changes are discussed above.

Nine months ended December 31, 2003 compared to nine months ended December 31, 2002

Sales for the nine months ended December 31, 2003 increased to $30,199,000 from $28,262,000 for the comparable period in 2002, an increase of $1,937,000 or (6.9%). Approximately $3,272,000 or (168.9%) was due to an increase in the average selling price per pound of cheese from $1.29 for the nine month period ended December 2002 to $1.45 for the nine month period ended December 2003. This increase was offset by a decrease in the number of pounds sold to 19,963,000 pounds in 2003 from 20,738,000 in 2002, a decrease of 775,000 pounds or (3.7%) year to year and a year to year decrease in the sale of whey of approximately $394,000 or (27.6%).

Cost of sales and gross profit margin for the nine month period ended December 31, 2003 were $28,277,000 or (93.6% of sales) and $1,922,000 or (6.4% of sales)
compared to a cost of sales and gross profit margin of $27,522,000 or (97.4% of sales) and $740,000 or (2.6% of sales), respectively, for the comparable period in 2002. The improvement in our gross profit margin can be attributed to lower transportation costs, labor costs, cleaning supplies, and packaging costs. These lower expenses were partially offset by higher ingredient costs, insurance expense, whey removal, depreciation expense and warehouse storage costs.

Selling, general and administrative expenses for the nine months ended December 31, 2003 amounted to $1,328,000 or (4.3% of sales) compared to $1,292,000 or
(4.6% of sales) for the comparable period in 2002. Higher wages, business travel expense and promotional allowances were offset by lower professional and consulting fees.

Interest expense (net) for the nine months ended December 31, 2003 amounted to $570,000 compared to $598,000 for the nine months ended December 31, 2002, a decrease of $28,000. The repayment of $500,000 on our term loan with CoBank accounted for the decrease but was partially offset by an increase in the rate on our revolver loan.

The provision for income tax for the nine month periods ended December 31, 2003 and December 31, 2002 of $1,000 reflects minimum state taxes. Charges for federal income taxes were offset by changes in the valuation allowances for the nine months ended December 31, 2003 and December 31, 2002. Such amounts are re-evaluated each quarter based on the results of operations.

The company's net income of $23,000 for the nine months ended December 31, 2003 represents an increase of $299,000 from the net loss of $276,000 for the comparable period in 2002. The primary factors contributing to this change are discussed above.

Liquidity and Capital Resources

The Company had available a $4,000,000 revolving credit facility at December 31, 2003, which matures on May 30, 2004 (with St. Albans Cooperative Creamery, Inc. participating therein to the extent of $3,000,000) at which time the outstanding principal balance is due. The rate of interest on amounts borrowed against the revolving credit facility is based upon the New York prime rate plus 2% (6% at December 31, 2003). Advances under this facility are limited to 50% of inventory (with a cap on inventory borrowing of $1,000,000) and 80% of receivables, as defined in the agreement. The commitment contains various restrictive covenants including requiring the Company to generate an increase in its dollar amount of net worth annually. The Company is seeking alternative financing to replace this facility. Should the Company not be able to secure alternative financing by the due date, it will request an extension until such financing is secured. However, there is no assurance that such financing can be secured or that the extension will be granted. Failure to secure such financing or extension can have a significant negative effect on the Company's ability to fund operational requirements.

At December 31, 2003, the Company had negative working capital of ($527,000) as compared to negative working capital of ($238,000) at March 31, 2003. The Company's revolving bank line of credit is available for the Company's working capital requirements.

At December 31, 2003, $3,610,000 was outstanding under the revolving credit line and $160,000 was available for additional borrowing.

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

On May 16, 2002, the Company entered into an agreement with St. Albans Cooperative Creamery, Inc. ("St. Albans"), the Company's primary supplier of raw materials, pursuant to which St. Albans (i) converted $1,000,000 of accounts payable owed by the Company to St. Albans into 333,333 shares of common stock,
(ii) converted $3,500,000 of accounts payable owed by the Company to St. Albans into (A) preferred stock convertible into 583,333 shares of common stock, which preferred stock (1) automatically converts into such number of shares of common stock if the common stock is $8.00 or higher for 30 consecutive trading days, and (2) may be redeemed by the Company for $3,500,000, and (B) a 10-year warrant to purchase 583,333 shares of common stock (subject to adjustment under certain circumstances to a maximum of 1,416,667 shares of common stock) at $.01 per share, which warrant (1) may not be exercised for a period of three-years, (2) terminates if, during such three-year period, the Company's common stock is $8.00 or higher for 30 consecutive trading days, and, (3) in the event the Company's common stock is not $8.00 or higher for 30 consecutive trading days during such three-year period, may only be exercised on the same basis percentage wise as the preferred shares are converted, (iii) converted an additional $1,000,000 of accounts payable owed by the Company to St. Albans into a convertible promissory note due on April 14, 2005, which note is convertible into common stock at $6.00 per share at any time by St. Albans and, at the option of the Company, automatically shall be converted into common stock at $6.00 per share if the common stock is $8.00 or higher for a period of 30 consecutive trading days, and (iv) provided the Company with a pricing structure for milk and milk by-products, for a minimum of one-year and a maximum of four-years (subject to renegotiation at the expiration of the applicable period), designed to produce profitability for the Company. The applicable period for the milk and milk by-products pricing structure expired in May 2003. Thereafter, St. Albans maintained the pricing structure through June 30, 2003. Commencing July 2, 2003, and again as of September 1, 2003, the pricing structure was modified to progressively decrease the benefits accruing to the Company in light of the profitability of the Company.

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

For the nine-month period ended December 31, 2003, cash provided by operating activities was $310,000. A profit from operations of $23,000 increased cash. In addition, increases in accounts payable of $714,000 and decreases in other assets of $106,000 provided cash while increases in accounts receivable of $567,000 and inventory of $512,000 decreased cash.

Net cash used by investing activities was $301,000 for the period ended December 31, 2003, which represented purchase of property, plant and equipment.

Net cash used in financing activities was $9,000 for the period ended December 31, 2003. Payments of the first installment to Co Bank of $500,000 decreased cash.

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

The Company is subject to interest rate exposure on variable rate debt. The amount of that debt at the balance sheet date, December 31, 2003 and March 31, 2003 amounted to $5,110,000, and $4,924,000, respectively. Since the interest rate on debt is based upon the prime rate plus 1%, or 2%, the cost of this debt will increase or decrease accordingly with changes in the prime rate.

The Company has exposure to the commodity price for cheese, dry whey and fluid milk. We have addressed these exposures in the general paragraph of Management's Discussion and Analysis, Item 2 above.


ITEM 4. CONTROLS AND PROCEDURES

Within 90 days prior to the date of filing this Form 10-Q, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the CEO and CFO, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Securities Exchange Act of 1934 Rule 13a-14. Based upon the evaluation, the Company's CEO and CFO concluded that the Company's disclosure controls and procedures are effective, except as discussed in the next paragraph below, in timely alerting them to material information relating to the Company required to be included in the Company's periodic SEC filings.

The Company's independent auditors identified a significant internal control deficiency which, if left uncorrected could result in a material weakness. Our significant internal control deficiency related to the failure to record all March 31, 2003 audit adjustments to our subsidiary ledgers. Due to this significant deficiency our March 31, 2003 Federal, New Jersey and Vermont tax returns have not been filed on a timely basis, although all taxes have been paid timely.

The Company does not expect that its disclosure controls and procedures will prevent all errors and all fraud. A control procedure, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control procedures are met. Because of the inherent limitations in all control procedures, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any control procedure also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control procedure, misstatements due to error or fraud may occur and not be detected.

Subsequent to the date of the Company's evaluation, there have been no significant changes in the Company's internal controls or in other factors that could affect internal controls. Corrective action will be taken with regard to significant deficiency noted above.

PART II - OTHER INFORMATION
Item 2.  Changes in Securities and Use of Proceeds

On May 16, 2002, the Company entered into an agreement with St. Albans Cooperative Creamery, Inc., the Company's primary supplier of raw materials, pursuant to which St. Albans (i) converted $1,000,000 of accounts payable owed by the Company to St. Albans into 333,333 shares of common stock, (ii) converted $3,500,000 of accounts payable owed by the Company to St. Albans into (A) preferred stock convertible into 583,333 shares of common stock, which preferred stock (1) automatically converts into such number of shares of common stock if the common stock is $8.00 or higher for 30 consecutive trading days, and (2) may be redeemed by the Company for $3,500,000, and (B) a 10-year warrant to purchase 583,333 shares of common stock (subject to adjustment under certain circumstances to a maximum of 1,416,667 shares of common stock) at $.01 per share, which warrant (1) may not be exercised for a period of three-years, (2) terminates if, during such three-year period, the Company's common stock is $8.00 or higher for 30 consecutive trading days, and, (3) in the event the Company's common stock is not $8.00 or higher for 30 consecutive trading days during such three-year period, may only be exercised on the same basis percentage wise as the preferred shares are converted, (iii) converted an additional $1,000,000 of accounts payable owed by the Company to St. Albans into a convertible promissory note due on April 14, 2005, which note is convertible into common stock at $6.00 per share at any time by St. Albans and, at the option of the Company, automatically shall be converted into common stock at $6.00 per share if the common stock is $8.00 or higher for a period of 30 consecutive trading days, and (iv) provided the Company with a pricing structure for milk and milk by-products, for a minimum of one-year and a maximum of four-years (subject to renegotiation at the expiration of the applicable period), designed to produce profitability for the Company. The applicable period for the milk and milk by-products pricing structure expired in May 2003. Thereafter, St. Albans maintained the pricing structure through June 30, 2003. Commencing July 2, 2003, and again as of September 1, 2003, the pricing structure was modified to progressively decrease the benefits accruing to the Company in light of the profitability of the Company.

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

Item 6.  Exhibits and Reports on Form 8-K

(a)      Exhibits

10 Loan and Security/Stock Purchase Agreement, dated May 16, 2002, by and among Lucille Farms, Inc., Lucille Farms of Vermont, Inc. and St Albans Cooperative Creamery, Inc. Portions have been omitted pursuant to a request for confidential treatment and have been filed separately with the Securities and Exchange Commission. (1)

99.1 Certification of Periodic Report pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated February 20, 2004.

99.2 Certification of Periodic Report pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated February 20, 2004.

99.3 Certification of Periodic Report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated February 20, 2004.

99.4 Certification of Periodic Report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated February 20, 2004.

(b)      Reports on Form 8-K

         Current Report on Form 8-K, filed October 31, 2003, relating to a change in the Company's independent accoutants.

         Current Report on Form 8-K, filed November 6, 2003, relating to the results of operations for the period ending September 30, 2003.

(1) Incorporated by reference to the Company's Current Report on Form 8-K, filed July 11, 2002.

                                   SIGNATURES


Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Date:  February 20, 2004            Lucille Farms, Inc.
       -----------------            (Registrant)



                                    By:  /s/ Jay Rosengarten
                                    ------------------------
                                    Jay Rosengarten,
                                    Chief Executive Officer



                                    By:  /s/ Albert Moussab
                                    -----------------------
                                    Albert Moussab,
                                    Chief Financial Officer
                                    (chief financial and accounting officer)

EXHIBIT INDEX

Exhibit
Number            Description of Exhibit
------            ----------------------


99.1* Certification of Periodic Report pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated February 20, 2004.

99.2* Certification of Periodic Report pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated February 20, 2004.

99.3* Certification of Periodic Report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated February 20, 2004.

99.4* Certification of Periodic Report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated February 20, 2004.





*        Filed herewith