Form 10-K
period 2004-03-31
LUCILLE FARMS INC
filed 2004-07-01
CIK 908179

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                             ----------------------
                                    FORM 10-K

           [Mark One]
                [x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                    For the fiscal year ended March 31, 2004

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

The aggregate market value of the voting stock held by non-affiliates of the Registrant was $1,821,110 based on the average bid and asks price as reported by NASDAQ on May 25, 2004. Shares held by each officer, director, and person who owns 10% or more of the Registrant's outstanding common stock have been excluded in that such persons may be deemed to be affiliates. The determination of affiliate status is not necessarily a conclusive determination for other purposes.

The number of shares of the Registrant's common stock outstanding as of June 28, 2004 was 3,137,937.

                       Documents Incorporated by Reference
                       -----------------------------------
                                      None

                                     PART I
                                     ------

ITEM 1. BUSINESS

General

Lucille Farms, Inc. (the "Company") is engaged in the manufacture, processing, shredding and marketing of low moisture mozzarella cheese, reduced fat and non-fat low moisture mozzarella cheese, and pizza cheese, and the shredding of other cheese and cheese blends. The Company's pizza cheese and reduced fat and non-fat low-moisture mozzarella cheeses have been developed utilizing proprietary formulas and processes. The Company also sells whey for animal food, which is a by-product of its cheese making operation. For the fiscal year ended March 31, 2004, low moisture mozzarella cheese, shredded cheese and blended cheese sales accounted for approximately 88.3% of the Company's sales revenues. Sales of the Company's pizza cheese and reduced fat and non-fat mozzarella cheese products during the fiscal year ended March 31, 2004, were 1.9%, of the Company's revenue, and sales from a variety of other cheese purchased by the Company, including provolone, ricotta and cheddar, were 4.7% of the Company's revenues. Whey accounted for 3.3% of the Company's revenue and the sale of surplus ingredients accounted for 1.8%. The Company's low moisture mozzarella cheese, pizza cheese and reduced fat and non-fat mozzarella cheese products are manufactured in the Company's production facility in Swanton, Vermont, and are made of natural ingredients.

The Company's products are sold primarily to the food service and industrial segments of the cheese market. The food service segment consists of food service distributors, pizza chains and independent pizzerias, restaurants, recreational facilities, business feeders, health care facilities, schools and other institutions, which prepare food for on-premises consumption. The Company's products are sold into this marketplace by distributors who deal directly with the Company's in house sales staff and brokers. The industrial segment includes manufacturers that utilize the Company's products as an ingredient in processed foods and frozen entrees and side dishes. Products are sold into this marketplace by the Company's in-house sales staff and brokers. The Company also sells some products to the retail sector.

The Company purchases provolone, ricotta, and cheddar cheese from co-packers. These cheeses are premium quality, all natural cheese that meets or exceeds all federal and industry standards for purity, freshness, taste, appearance and texture.

Products

         The Company's products include the following:

         (1) Whole Milk and Part Skim Low Moisture Mozzarella Cheese

The Company's premium quality, all natural low moisture mozzarella cheese meets or exceeds all federal standards. During the fiscal years ended March 31, 2004, 2003 and 2002, whole milk and part skim low moisture mozzarella cheese loafs and shredded cheese and cheese blends accounted for approximately 89.9%, 86.6% and 88%, respectively, of the Company's sales.


         (2) Pizza Cheese and Reduced Fat and Non-Fat Low Moisture Mozzarella Cheese

During the fiscal years ended March 31, 2004, 2003, and 2002, the Company's pizza cheese and reduced fat and non-fat mozzarella cheese products accounted for approximately 1.9%, 2.6% and 1%, respectively, of the Company's total sales. The Company's pizza cheese is positioned as a value alternative to mozzarella cheese, and the Company's reduced fat and non-fat low moisture mozzarella cheese products are viewed as having certain health benefits and are considered "premium" products. These products are for the health and diet conscious consumer.

These products are made using the formulas and processes developed by the Company, which are believed to be proprietary.

         (3) Whey

The Company dries whey, a by-product of cheese making, in its Company owned whey-drying facility, for sale as animal feed. During the fiscal years ended March 31, 2004, 2003, and 2002, sales of whey accounted for approximately 3.3%, 5% and 7%, respectively, of the Company's sales.

         (4) Provolone, Cheddar and Ricotta

During the fiscal years ended March 31, 2004, 2003 and 2002, sales of these cheeses accounted for approximately 4.7%, 5.8% and 3%, respectively, of the Company's sales.

Production Facilities

Currently, the Company produces all of its products at its manufacturing plant in Franklin County, Swanton, Vermont. Franklin County is Vermont's largest milk producing area. The plant has 91 full-time employees. The Company has equipment to shred, dice, vacuum package, gas flush bag package, and label its products. The Company's facility has the capacity to produce approximately 3,000,000 pounds of cheese product per month and process 2,000,000 pounds of product per month. In the event additional capacity is required, the Company may either (a) contract out its excess production to, and/or rent plant time from, other manufacturers, or (b) further expand its current plant facilities, subject to appropriate financing and approval for the possible increase in the volume of wastewater it is licensed to process.

Whey Drying Facility

In 1999, the Company completed construction of, and began operating, a 10,000 square foot whey drying facility adjacent to its Swanton, Vermont cheese plant. The facility dries whey into a product referred to as popcorn whey, which its mills and sells to companies for mixture with other ingredients as a component of animal feed.

Whey is the residue of making cheese. It consists of water, protein, calcium and other minerals. In the past, whey was regarded as an environmental pollutant, and its disposal was expensive. Reprocessed, the whey can be sold as a component of animal feed. The whey is priced based on a formula tied to the price of whey on a commodity market.

Quality Control

The Company is supplied its milk by the largest milk cooperative headquartered in Vermont. Quality control starts on the local farms, which produce the milk for the cooperative. The milk is delivered to the Company directly from the farms on a regular and timely basis. The Company tests all milk received. Throughout the production process, the Company subjects its products to quality control inspection and testing in order to satisfy federal and state regulations, meet customer specifications and assure consistent product quality. The Company currently employs three persons qualified to perform the necessary testing as prescribed by state, federal and the Company's quality standards and specifications. Such tests are performed at the Company's on-site laboratory. On a regular basis, random samples are sent to qualified independent labs to test for bacteria and other micro-organisms. Federal and state regulatory agencies also perform regular inspections of the Company's products and facilities.

Raw Materials

At present, there are adequate supplies of raw materials, primarily milk, utilized by the Company in manufacturing its products and the Company expects such adequate supplies to continue to be available. The Company has a milk supply contract with St. Albans Cooperative Creamery, Inc. and has been able to purchase as much milk as needed for its production. The cooperative also sells to the Company skim milk, condensed skim milk and dry milk powder.

Markets and Customers

The Company's products are sold primarily to the food service and industrial segment of the cheese market.

The food service segment of the cheese market includes food service distributors, pizza chains, recreational facilities, business feeders, health care facilities, schools and other institutions that utilize the Company's products as ingredients in preparing foods for on premise consumption. The Company sells its products to the food service segment of the cheese market through the Company's in house sales force and network of non-exclusive food brokers who then sell to approximately 140 distributors throughout the eastern United States. For the fiscal years ended March 31, 2004, 2003 and 2002, sales of the Company's products to the food service segment of the cheese market accounted for approximately 90.5%, 69% and 69% of revenues, respectively. Virtually all of such sales were of the Company's low moisture mozzarella and reduced fat and non-fat low moisture mozzarella cheeses. In the fiscal years ended March 31, 2004, 2003 and 2002, no one customer accounted for more than 10% of sales.

In the industrial segment of the cheese market, the Company sells its products to manufacturers for use as an ingredient in processed foods, such as frozen and refrigerated pizzas, a variety of Italian specialty convenience foods, and general frozen entrees and side dishes. The majority of the Company's sales of its cheese products to the industrial market are made directly by the Company's in-house sales staff and its brokers. For the fiscal years ended March 31, 2004, 2003 and 2002, sales of the Company's products to the industrial segment of the cheese market accounted for approximately 6%, 22% and 22% of revenues, respectively.

The retail segment of the cheese market consists of product sold to customers for school promotional kits and chain supermarkets. The retail segment accounted for approximately 2%, 2% and 2% of total sales in 2004, 2003 and 2002, respectively.

Sales and marketing

The Company has shifted its sales and marketing efforts to emphasize its three product groups: low moisture mozzarella cheese, reduced fat and non-fat low moisture mozzarella cheese and pizza cheese. The Company emphasizes the quality of its mozzarella cheese products and requests premiums for these products that reflect their quality. The Company's pizza cheese is marketed to the Company's value conscious customer.

The Company continues to offer its products to customers requiring a private label as well as customers choosing to sell the Company's brands.

The Company also sells its cheese products as shredded cheese. These products range from low moisture mozzarella cheese, reduced fat and non-fat low moisture mozzarella cheese and pizza cheese to various blended cheese products.

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

The Company has positioned its reduced fat and non-fat mozzarella cheeses as premium products within the low moisture mozzarella cheese category. The Company believes that the principal competitive factors in the marketing of its reduced fat and non-fat mozzarella cheese products are quality, performance characteristics, consistency, customer service, and price. The Company believes that its products compete favorably with respect to these factors in its primary market segments.

The Company's pizza cheese product has been positioned to be an alternative to premium mozzarella, designed for the value conscious customer who won't sacrifice performance. The Company's pizza cheese product was created to sell at prices below traditional mozzarella cheese.

Trademarks and Patents

The Company owns the trademarks Lucille Farms Select(TM), Monte Carlo(TM), Mozzi-RITE(TM), and Tasty-Lite Cheese(TM) for its products. In addition, the Company currently is pursuing trademark protection for a number of other names for low moisture mozzarella cheese. The Company believes these trademarks are an important means of establishing customer recognition for the Company and its products. However, there can be no assurance as to the degree that these trademarks offer protection to the Company, or that the Company will have the financial resources to engage in litigation against any infringement of its trademarks, or as to the outcome of any litigation if commenced.

Although the Company believes its formulas, processes and technology for its mozzarella pizza cheese, cheese and reduced fat and non-fat cheese products are proprietary, the Company has not sought and does not intend to seek patent protection for such technology. In not seeking patent protection, the Company is instead relying on the complexity of its technology, trade secrecy laws and employee confidentiality agreements. However, there can be no assurance that other companies will not acquire information which the Company considers to be proprietary or will not independently develop equivalent or superior products or technology and obtain patents or similar rights with respect thereto. Although the Company believes that its technology has been independently developed and does not infringe upon the patents of others, certain components of the Company's manufacturing processes could infringe existing or future patents, in which event the Company may be required to modify its processes or obtain a license. No assurance can be given that the Company will be able to do so in a timely manner or upon acceptable terms and conditions, and the failure to do either of the forgoing could have a material adverse effect on the Company.

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

Employees

The Company currently employs 97 full-time employees. Of the 97 employees, six are in executive and administrative positions, 86 are in production and distribution, and five are in clerical positions. Of such employees, 91 are located at the Swanton, Vermont facility and six are located at the Company's executive offices in Montville, New Jersey.

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



ITEM 2. PROPERTIES

The Company's Swanton, Vermont manufacturing plant was constructed in 1975 in conjunction with the Target Area Development Corporation (a non-affiliated industrial development agency), which was to retain title to the plant during a fixed lease period expiring on December 31, 1999. Under such lease, the Company was obligated by the Target Area Development Corporation to finance the cost of constructing the plant. On July 5, 1994 the Company exercised its right to purchase the premises for $1.00 plus the unamortized balance of said loans. A majority of the machinery and equipment located at the plant is also included under the above arrangement. The Swanton facility is one floor consisting of approximately 40,000 square feet.

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

The Company leases a parcel of land adjacent to the Vermont facility. Messrs Gennaro Falivene, Alfonso Falivene and the Estate of Philip Falivene own this parcel. The space is used as an employee parking lot and its use was required in conjunction with the construction of the whey drying facility. The lease is for a ten-year period beginning April 1998. Rentals are $750 monthly for the first five years and $900 monthly for the additional five-year period. Rent expense for the years ended March 31, 2004, 2003, and 2002, was $10,800, $9,000 and
$9,000 respectively. This lease has a purchase option to purchase the property at fair market value at the end of the ten-year period. This lease was assigned to UPS Capital Business Credit in conjunction with the whey plant financing.

The Company leases a building for administrative offices and warehouse space for dry goods across the street from the Vermont facility. The lease is for one year beginning December 11, 2003 and expires on December 31, 2004, with the right to renew said lease for an additional term of one year subject to all of the terms and conditions set forth in the lease. The lease amount is $43,200 per year, payable in equal monthly installments of $3,600, in advance on the 11th day of each month. The Company has the right to purchase the premises for the sum of $610,000 at anytime during the initial term or, if the Company exercises its option for a renewal term, the renewal term of the lease.

The Company's executive offices, consisting of approximately 1,900 square feet, are located in Montville, New Jersey. Approximately 1,000 square feet of such premises are leased from Messrs. Gennaro Falivene, Alfonso Falivene and the Estate of Philip Falivene, officers, directors, and/or principal stockholders of the Company, all of who own the office condominium unit. The Company currently pays Messrs. Falivene $1,200 per month rent for such premises, which is the fair market value for such space, on a month-to-month basis. During the fiscal years ended March 31, 2004, 2003 and 2002, the Company paid approximately $14,000, $14,000 and $14,000, respectively, towards the rental of such offices. The Company also leases an additional 900 adjacent square feet for $750 monthly on a month--to--month basis. Messrs. Alfonso Falivene, Gennaro Falivene, and the Estate of Philip Falivene also own these premises. This space is primarily used for marketing operations. Rent expense for this space was $9,000, $9,000 and $9,000, respectively, for the years ended March 31, 2004, 2003 and 2002.

ITEM 3. LEGAL PROCEEDINGS

The Company is not a party to any material pending legal proceedings.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not Applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The Common Stock trades on the National Association of Securities Dealers Automated quotation System ("NASDAQ") under the symbol "LUCY". The following table sets forth the high and low bid quotations reported on NASDAQ for the Common Stock for the periods indicated.

                                          High                       Low
Year Ended March 31, 2004:

First Quarter                             1.190                     .820
Second Quarter                            1.490                     .740
Third Quarter                             1.580                    1.010
Fourth Quarter                            1.420                     .840

Year Ended March 31, 2003:

First Quarter                             1.750                    1.590
Second Quarter                            2.260                    1.060
Third Quarter                             1.760                     .810
Fourth Quarter                            2.000                     .530

The above quotations represent prices between dealers, do not include retail mark-ups, markdowns or commissions and do not necessarily reflect actual transactions.

As of June 28, 2004 there were approximately 470 holders of record of Common Stock. Since many shares are registered in street name, the number of beneficial owners is considerably higher.

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

Issuer Purchase of Equity Securities

         The following table sets forth, for each of the months indicated, the total number of shares purchased by us or on our behalf or by any affiliated purchaser, the average price paid per share, the number of shares purchased as part of a publicly announced repurchase plan or program, the maximum number of shares or approximate dollar value that may yet be purchased under the plan or programs.

                                                             Total Number of Shares     Maximum Number of
                                                              Purchased as Part of     Shares that May Yet
                      Total Number of   Average Price Paid     Publicly Announced       Be Purchased Under
Period               Shares Purchased        per Share          Plans or Programs      the Plan or Programs
                     ----------------        ---------          -----------------      --------------------

January 2004                --                  --                     --                       --
February 2004               --                  --                     --                       --
March 2004                  --                  --                     --                       --

ITEM 6. SELECTED FINANCIAL DATA

The following tables summarize certain financial data, which should be read in conjunction with the report of the Company's independent auditors and the more detailed financial statements and the notes thereto which appear elsewhere herein.

Statement of Operations Data (in thousands, except share and per share data)

                                                               Year Ended March 31
                                    -----------------------------------------------------------------------------
                                     2004              2003             2002              2001             2000
                                    ------            ------           ------            ------           -------

Net Sales .....................   $   42,174         $36,691           $44,915          $41,374          $ 42,810

Net income (loss) .............          209            (847)           (1,540)          (1,477)               71

Net income (loss) per share....          .07            (.26)             (.52)            (.50)              .02

Weighted average common
and common equivalent
shares outstanding ............    3,162,410        3,229,220         2,961,392        2,971,342         2,971,342


Balance Sheet Data (in thousands)

                                                                 March 31
                                    -----------------------------------------------------------------------------
                                     2004              2003             2002              2001             2000
                                    ------            ------           ------            ------           -------
Total assets ...................    $18,960          $16,762            18,827          $17,194           $15,223
Long-term debt and capital
Lease obligations ..............      6,423            7,143             6,771            9,250             7,970

Total liabilities ..............     15,953           13,817            18,583           15,924            12,486

Working capital ................       (383)            (238)           (3,885)           1,103             1,945

Stockholders' equity............      3,007            2,945               244            1,270             2,737

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

The Company is unable to predict any future increase or decrease in the prices in the CME Block Market as such market is subject to fluctuation based on factors and commodity markets outside the control of the Company. Although the cost of fluid milk does tend to move correspondingly with the CME Block Market, the extent of such movement and the timing thereof is not predictable. As a result of these factors, the Company is unable to predict pricing trends.


Year ended March 31, 2004 compared to the year ended March 31, 2003

Sales for the year ended March 31, 2004 increased to $42,174,000 from $36,691,000 for the comparable period in 2003, an increase of $5,483,000 (or 14.9%). Approximately $6,143,000 (or 112%) of such increase was due to an increase in the average selling price for cheese. The increase in average selling price was the result of an increase in the CME Block Market prices resulting in a higher selling price per pound of cheese. This increase was partially offset by a decrease in the number of pounds of cheese sold reducing sales by approximately $277,000 or (5%). The remaining $383,000 sales decrease this period represented a decrease in whey sales. Such decrease was due to a decrease in the average selling price of whey. In the years ended March 31, 2004 and March 31, 2003, approximately 27,000,000 and 27,200,000 pounds of cheese and 10,100,000 and 12,160,000 pounds of whey were sold, respectively.

During the fiscal year, ended March 31, 2004, the average quarterly selling price ranged from approximately $1.22 to $1.64. During the fiscal year ended, March 31, 2003, the average quarterly selling price ranged from approximately $1.24 to $1.34. There is no way to predict the trend of the CME Block Market and the Company cannot provide any guidance as to future trends or as to range of selling price for commodity cheese.

In the years ended March 31, 2004 and March 31, 2003, sales of whey amounted to $1,412,000 and $1,795,000, respectively.

Cost of sales and gross profit margin for the year ended March 31, 2004 were $39,287,000 (or 93.1% of sales) and $2,887,000 (or 6.9% of sales), respectively, compared to a cost of sales and gross profit margin of $35.786,000 (or 97.5% of sales) and $905,000 (or 2.5% of sales), respectively, for the comparable period in 2003. Higher selling prices offset the increase in milk prices along with large reductions in labor costs, freight charges and repairs and maintenance. This increase was partially offset by an increase in whey removal, insurance expense and parts and supplies for the why plant.

Selling, general and administrative expenses for the year ended March 31, 2004 amounted to $1,932,000 (or 4.7% of sales) compared to $1,813,000 (or 5.0 % of sales) for the comparable period in 2003.

Selling expenses are mainly variable in nature. The most significant component of selling expense is sales commission expense, which was $330,000 and $302,000 in 2004 and 2003, respectively. The increase resulted from an increase in commissionable sales in the year ended March 31, 2004. Advertising expense also increased over the previous year to $50,000 in 2004 compared to $28,000 in 2003.

Generally, general and administrative expenses are fixed in nature. The more significant items in general and administrative expense are professional fees, payroll, consulting fees and provision for bad debts amounting to:

                                          2004                     2003
                                         ------                   -------

Professional fees                       $ 268,000               $166,000
Payroll                                   346,000                280,000
Provision for bad debts                    43,000                145,000

The increase in professional fees of $92,000 can be attributed to expenses associated with improving the efficiency of production and implementing good manufacturing procedures. The increase in payroll costs is the result of adding a chief financial officer.

Interest expense for the year ended March 31, 2004 amounted to $800,000 compared to $812,000 for the year ended March 31, 2003, a decrease of $12,000. This decrease is the result of lower interest rates and the repayment of $500,000 on our term loan with Co-Bank.

The provision for income tax for the years ended March 31, 2004 and 2003 of $1,000 and $7,000 respectively, reflect minimum state taxes with the tax benefits of operating losses being offset by the effect of changes in the valuation allowance. Such amounts are re-evaluated each year based on the results of the operations.

The Company's net profit of $209,000 for 2004 was $2,004,000 more than the loss of $1,795,000 for the comparable period in 2003. The extraordinary item of $875,000 (as a result of restructuring debt) reduced the loss to $847,000 for 2003. The primary factors contributing to these changes are discussed above.

Year ended March 31, 2003 compared to the year ended March 31, 2002

Sales for the year ended March 31,2003 decreased to $36,691,000 from $44,915,000 for the comparable period in 2002, a decrease of $8,224,000 (or18.3%). Approximately $6,937,000 (or 84.4%) of such decrease was due to a decrease in the average selling price of cheese. The decrease in average selling price was the result of a decrease in the CME Block Market prices resulting in a lower selling price per pound of cheese. The remaining $1,287,000 sales decrease this period represented a decrease in whey sales. Such decrease was due to a decrease in the average selling price of whey. In the years ended March 31, 2003 and March 31, 2002 approximately 27,200,000 and 27,300,000 pounds of cheese and 12,160,337 and 13,747,248 pounds of whey were sold, respectively.

During the fiscal year ended March 31, 2003, the average quarterly selling price ranged from approximately $1.34 to $1.24. During the fiscal year ended March 31, 2002, the average quarterly selling price ranged from approximately $1.80 to $1.37. There is no way to predict the trend of the CME Block Market and the Company cannot provide any guidance as to future trends or as to range of selling price for commodity cheese.

In the years ended March 31, 2003 and March 31, 2002, sales of whey amounted to $1,795,000 and $3,082,000, respectively.

Cost of sales and gross profit margin for the year ended March 31, 2003 were $35,786,000 (or 97.5% of sales) and $905,000 (or 2.5% of sales), respectively, compared to a cost of sales and gross profit margin of $43,897,000 (or 97.7% of sales) and $1,018,000 (or 2.3% of sales), respectively, for the comparable period 2002.

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

Generally, general and administrative expenses are fixed in nature. The more significant items in general and administrative expense are professional fees, payroll, consulting fees and provision for bad debts amounting to:



                                           2003                       2002
                                         -------                    -------
Professional fees                        $166,000                  $ 90,000
Payroll                                   280,000                   348,000
Consulting fees                           137,000                   156,000
Provision for bad debts                   145,000                   107,000

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

The provision for income tax for the years ended March 31, 2003 and 2002 of $7,000 and $2,000, respectively, reflect minimum state taxes with the tax benefits of operating losses being offset by the effect of changes in the valuation allowance. Such amounts are re-evaluated each year based on the results of the operations.

The Company's net loss before extraordinary items of $1,722,000 for 2003 was $182,000 more than the loss of $1,540,000 for the comparable period in 2002. The extraordinary item of $875,000 (as a result of restructuring debt) reduced the loss to $847,000 for 2003. The primary factors contributing to these changes are discussed above.

Liquidity and Capital Resources

The Company has available a $5,000,000 revolving credit facility that is to expire on November 30, 2004 (with St. Albans Cooperative participating therein to the extent of $4,000,000 and the Vermont Economic Development Authority insuring $1,000,000 of mortgage insurance). The rate of interest on amounts borrowed against the revolving credit facility is based upon the New York prime rate plus 3% (6.00% at March 31, 2004 and 5.25% at March 31, 2003). Advances under this facility are limited to 50% of inventory (with a cap on inventory borrowings of $1,000,000) and 80% of receivables, as defined in the agreement. The commitment contains various restrictive covenants. In addition, the Company is required to generate an increase in its dollar amount of net worth annually. Should the Company not be able to secure alternative financing by the extended due date it will request an additional extension until such financing is secured. However, there is no assurance that such financing can be secured or the extension granted. Failure to secure such financing can have a significant negative effect on the Company's liquidity.

At March 31, 2004, the Company had negative working capital of ($354,000) as compared to negative working capital of ($238,000) at March 31, 2003. The Company's revolving bank line of credit is available for the Company's working capital requirements.

At March 31, 2004, $4,281,000 was outstanding under such revolving credit line of credit and $219,000 was available for additional borrowing at that time.

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

On May 23, 2001, the Company entered into a term loan with Co-op Bank for $2,000,000 with interest payable at 1% above the rate of interest established by the bank as its national variable rate. $500,000 of such loan has been repaid as of March 31, 2004 and the balance is repayable in three consecutive annual installments of $500,000.00 due on May 1, 2004, May 1, 2005 and the last such installment due on May 1, 2006. The loan is collateralized by the Company's plant and equipment and was used for working capital.

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

The Company's major source of external working capital financing has been the revolving line of credit. For the foreseeable future the Company believes that the Company's revolving line of credit will continue to represent the major source of working capital financing besides any income generated from operations. However, there is no assurance that replacement of the revolving line or any further extension thereof can be secured and failure to secure such replacement financing or extension can have a significant negative effect on the Company's liquidity.

For the year ended March 31, 2004, cash provided by operating activities was $397,000. Net income of $209,000 increased cash. In addition, a decrease in other assets and an increase in accounts payable provided cash while an increase in accounts receivable, inventory, prepaid expenses and a decrease in accrued expenses decreased cash.

Net cash used by investing activities was $428,000 for March 31, 2004, which represented $428,000 of purchases for plant and equipment.

Net cash provided by financing activities was $638,000 for the year ended March 31, 2004, which represented an increase in borrowing against the revolver loan account, but was partially offset by payments against long term debt.

New Accounting Pronouncements

The FASB has issued FIN 46 and related revisions, "Consolidation of Variable Interest Entities." FIN 46 clarifies the application of Accounting Research Bulletin No. 51, "Consolidated Financial Statements," to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activity without additional subordinated financial support from other parties. FIN 46 should be applied no later than the end of the first reporting period that ends after March 15, 2004. The adoption of FIN 46 has not had a material effect on its financial position, results of operations or cash flows.

In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." This statement amends SFAS No. 133, "Accounting for Derivative instruments and Hedging activities," for implementation issues related to the definition of a derivative and other FASB projects related to financial instruments. SFAS No. 149 requires that contracts with comparable characteristics be accounted for in a similar fashion. SFAS No. 149 applies prospectively to contracts entered into or modified after September 30, 2003 and for hedging relationships designated after September 30, 2003. The adoption of SFAS No. 149 has not had a material effect on its financial position, results of operations or cash flows.

In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." This statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. SFAS No. 150 requires that financial instruments within the scope of SFAS No. 150 be classified as a liablity or an asset. SFAS No. 150 is effective for all financial instruments entered into after May 31, 2003 or otherwise, the beginning of the first interim period after September 15, 2003. The adoption of SFAS No. 150 has not had material effect on its financial position, results of operations or cash flows.

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

Off Balance Sheet Arrangements

The Company does not have any off balance sheet arrangements.

Contractual Obligations


                                                                          Payment due by period
             Contractual Obligations             Total      Less than 1 year    1-3 years       3-5 years      More than 5 years

Long Term Debt Obligations                     $7,134,000      $711,000        $2,439,000       $395,000          $3,589,000
Capital Lease Obligations                           --            --              --               --                 -0-
Operating Lease Obligations                       680,000       108,000           324,001         24,000             124,000
Purchase Obligations                                -0-           -0-             -0-             -0-                 -0-
Other Long Term Liabilities Reflected on the
Registrant's Balance Sheet under GAAP               -0-           -0-             -0-             -0-                 -0-
Total                                           7,814,000       819,000         2,763,001        419,000           3,713,000


Safe Harbor Statement

This Annual Report on Form 10-K (and any other reports issued by the Company from time to time) contains certain forward-looking statements made in reliance upon the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements are based on current expectations that involve numerous risks and uncertainties. Actual results could differ materially from those anticipated in such forward-looking statements as a result of various known and unknown factors including, without limitation, future economic, competitive, regulatory, and market conditions, future business decisions, the uncertainties inherent in the pricing of cheese on the Chicago Mercantile Exchange upon which the Company's prices are based, changes in consumer tastes, fluctuations in milk prices, and those factors discussed above under Management's Discussion and Analysis of Financial Condition and Results of Operations. Words such as "believes," "anticipates," "expects," "intends," "may," and similar expressions are intended to identify forward-looking statements, but are not the exclusive means of identifying such statements. The Company undertakes no obligation to revise any of these forward-looking statements.

ITEM 7A. QUALITATIVE AND QUANTITATIVE DISCLOSURE ABOUT MARKET RISK

The Company does not utilize market rate sensitive instruments for trading or other purposes.

The Company is subject to interest rate exposure on variable rate debt. The amount of that debt at balance sheet date, March 31, 2004 and March 31, 2003 amounted to $5,781,000, and $4,924,000, respectively. In as much as this debt is based upon the Prime Rate plus 1% or 2%, the cost of this debt will increase or decrease accordingly with changes in the prime rate.

The Company has exposure to the commodity prices for cheese, dry whey and fluid milk. We have addressed these exposures in the general paragraph of MD&A Item 7.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                               Follow on next page

                                Table of Contents

Report of Independent Registered Public Accounting Firm -
  Mahoney Cohen & Company, CPA, P.C.                                   F-2

Independent Auditors' Report - Wiss & Company, LLP                     F-3

Independent Auditors' Report - Citrin Cooperman & Company, LLP         F-4

Consolidated Balance Sheets                                            F-5

Consolidated Statements of Operations                                  F-7

Consolidated Statements of Stockholders' Equity                        F-8

Consolidated Statements of Cash Flows                                  F-9

Notes to Consolidated Financial Statements                             F-10

             Report of Independent Registered Public Accounting Firm




We have audited the accompanying consolidated balance sheet of Lucille Farms, Inc. and Subsidiaries as of March 31, 2004, and the related consolidated statements of operations, stockholders' equity and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Lucille Farms, Inc. and Subsidiaries at March 31, 2004, and the results of its operations and its cash flows for the year then ended, in conformity with U.S. generally accepted accounting principles.










                                       /s/ Mahoney Cohen & Company, CPA, P.C.



New York, New York
June 17, 2004

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




                                         /s/ WISS & COMPANY, LLP
Livingston, New Jersey
June 26, 2003, except for note 14 for which the date of July 14, 2003

                          Independent Auditors' Report

Shareholders
Lucille Farms, Inc.
and Subsidiaries



We have audited the accompanying consolidated statements of operations, stockholders' equity and cash flows of Lucille Farms, Inc. and Subsidiaries for the year ended March 31, 2002. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the aforementioned consolidated financial statements present fairly, in all material respects, the results of operations and cash flows of Lucille Farms, Inc. and Subsidiaries for the year ended March 31, 2002 in conformity with accounting principles generally accepted in the United States of America.

/s/ Citrin Cooperman & Company, LLP
-----------------------------------
CITRIN COOPERMAN & COMPANY, LLP

New York, New York
June 17, 2002

                      LUCILLE FARMS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                    MARCH 31,

                                                                     2004          2003
                                                                 -----------    -----------
ASSETS

Current Assets:
         Cash and cash equivalents                            $   611,000       $     4,000

         Accounts receivable, net of allowances of
         $170,000 in 2004 and $189,000 in 2003                  4,618,000         3,530,000
         Inventories                                            3,234,000         2,185,000
         Prepaid expenses and other current assets                684,000           616,000
         Due from officers                                             --           101,000
                                                              -----------       -----------
         Total Current Assets                                   9,147,000         6,436,000
                                                              -----------       -----------
Property, Plant and Equipment, net                              9,579,000        10,003,000
                                                              -----------       -----------
Other Assets:
         Deferred loan costs, net                                 215,000           215,000
         Other                                                     19,000           108,000
                                                              -----------       -----------
         Total Other Assets                                       234,000           323,000
                                                              -----------       -----------
         TOTAL ASSETS                                         $18,960,000       $16,762,000
                                                              ===========       ===========


                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
         Revolving credit loan                                  4,281,000       $ 2,924,000
         Accounts payable                                       3,970,000         2,425,000
         Current portion of long-term debt                        711,000           710,000
         Accrued expenses                                         568,000           615,000
                                                              -----------       -----------
         Total Current Liabilities                              9,530,000         6,674,000
                                                              -----------       -----------
Long-Term Liabilities:
         Long-term debt, less current portion                   6,423,000         7,143,000
                                                              -----------       -----------
  TOTAL LIABILITIES                                            15,953,000        13,817,000

Stockholders' Equity:
         Preferred stock, $0.001 per share, 250,000 shares authorized:

         216 shares Series A convertible issued and
         outstanding                                                1,000             1,000

         583 shares Series B convertible issued and
         outstanding                                                1,000             1,000

         Common stock, $0.001 par value, 25,000,000
         shares authorized, at March 31, 2004 and
         March 31, 2003, respectively; 3,354,675 shares
         issued, 3,137,937 outstanding at March 31, 2004
         and 3,354,675 shares issued, 3,284,775
         outstanding at March 31, 2003.                             3,000             3,000

         Additional paid-in capital                             8,548,000         8,548,000
         Accumulated deficit                                   (5,234,000)       (5,443,000)
                                                              -----------       -----------
                                                                3,319,000         3,110,000

         Less: cost of 216,238 shares in 2004 and 69,900
         shares in 2003 of treasury stock                        (312,000)         (165,000)
                                                              -----------       -----------
         Total Stockholders' Equity                             3,007,000         2,945,000
                                                              -----------       -----------
         TOTAL LIABILITIES AND
         STOCKHOLDERS' EQUITY                                 $18,960,000       $16,762,000
                                                              ===========       ===========


          See accompanying notes to consolidated financial statements.

                      LUCILLE FARMS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                          FOR THE YEARS ENDED MARCH 31,

                                                     2004               2003               2002
                                                 ------------       ------------       ------------

Sales                                            $ 42,174,000       $ 36,691,000       $ 44,915,000

Cost of sales                                      39,287,000         35,786,000         43,897,000
                                                 ------------       ------------       ------------
Gross profit                                        2,887,000            905,000          1,018,000
                                                 ------------       ------------       ------------
Other expense (income):
    Selling                                           915,000            713,000            728,000
    General and administration                      1,017,000          1,100,000            944,000
    Gain on debt restructuring                             --           (875,000)                --
    Other income                                      (55,000)            (5,000)           (12,000)
    Interest expense                                  800,000            812,000            896,000
                                                 ------------       ------------       ------------
Total other expense (income)                        2,677,000          1,745,000          2,556,000
                                                 ------------       ------------       ------------
Income (Loss) before income
    taxes                                             210,000           (840,000)        (1,538,000)
Provision for income taxes                              1,000              7,000              2,000
                                                 ------------       ------------       ------------
Net Income (Loss)                                $    209,000       $   (847,000)        (1,540,000)
                                                 ------------       ------------       ------------
Net Income (Loss) per Share:
Basic and Diluted:                               $        .07       $       (.26)      $      (0.52)
                                                 ============       ============       ============

Weighted average shares outstanding
used to compute net income (loss) per share:
         Basic and Diluted                          3,162,410          3,229,220          2,961,392
                                                 ============       ============       ============

          See accompanying notes to consolidated financial statements.

                      LUCILLE FARMS, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                FOR THE YEARS ENDED MARCH 31, 2004, 2003 AND 2002

                      Preferred Stock         Common Stock        Additional       Accumulated    Treasury Stock
                     Shares      Amount     Shares      Amount  Paid-in capital      Deficit     Shares      Amount        Total
                     ------      ------     ------      ------  ---------------      -------     ------      ------        -----
Balance,
March 31,
2001                                       3,021,342    $3,000     $4,448,000    $(3,056,000)    50,000   $(125,000)    $1,270,000
Preferred
Stock Issued          216        $1,000                               539,000                                              540,000
Net loss                                                                          (1,540,000)                           (1,540,000)
Issue of options
for service                                                            14,000                                               14,000
Purchase
of treasury
stock                                                                                            19,900     (40,000)       (40,000)
Balance,
March 31,             ---         ------   ---------    ------     ----------    -----------    -------   ---------     ----------
2002                  216          1,000   3,021,342     3,000      5,001,000     (4,596,000)    69,900    (165,000)       244,000


Preferred
Stock
Issued                583          1,000     333,333                3,548,000                                            3,548,000

Net loss                                                                            (847,000)                             (847,000)
Balance,
March 31,             ---         ------   ---------    ------     ----------    -----------    -------   ---------     ----------
 2003                 799         $2,000   3,354,675    $3,000      8,548,000     (5,443,000)    69,900   ($165,000)    $2,945,000
Purchase
of treasury stock                                                                               146,838    (147,000)      (147,000)
Retirement of
treasury stock                               (53,237)       --        (53,000)                  (53,237)     53,000             --
Net Income                                                                           209,000                               209,000
Balance
March 31,             ---         ------   ---------    ------     ----------    -----------    -------   ---------     ----------
2004                  799         $2,000   3,301,438    $3,000     $8,495,000    $(5,234,000)   163,501   $(259,000)    $3,667,050
                      ===         ======   =========    ======     ==========    ===========    =======   =========     ==========


           See accompanying notes to consolidated financial statements

                      LUCILLE FARMS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                          FOR THE YEARS ENDED MARCH 31,

                                                            2004              2003             2002
                                                           ------            ------           ------
Cash Flows from Operating Activities:
         Net income/(loss)                             $   209,000       $  (847,000)      $(1,540,000)
Adjustments to reconcile net income/(loss)
to net cash flow from operations
Depreciation and amortization                              852,000           950,000           741,000
Provision for doubtful accounts                             43,000           145,000            12,000
         Deferred income taxes                                 -0-            72,000               -0-
         Inventory evaluation allowance                   (350,000)          257,000               -0-
         Non-cash compensation                                 -0-             5,000            14,000
         Gain on Debt Restructuring                            -0-          (875,000)              -0-
         (Decrease) increase in assets:
         Accounts receivable                            (1,131,000)          13,0009            14,000
         Inventories                                      (699,000)          727,000        (1,006,000)
         Prepaid expense and other current assets         (114,000)         (452,000)          (44,000)

         Other assets                                       89,000            10,000           (21,000)
         Increase (decrease) in liabilities:
         Accounts payable                                1,544,000         1,119,000         1,309,000
         Deferred income taxes                                 -0-           (72,000)              -0-
         Accrued expenses                                  (46,000)          231,000            (6,000)
                                                       -----------        ----------         ---------
Cash flow provided by operating activities                 397,000         1,283,000           373,000
                                                       -----------        ----------         ---------
Cash Flows from Investing Activities:
         (Increase) of officers' loans                          --               -0-            (8,000)
         Purchase of property, plant and equipment        (428,000)         (432,000)       (1,673,000)
                                                       -----------        ----------        ----------
Net cash used by investing activities                     (428,000)         (432,000)       (1,681,000)
                                                       -----------        ----------        ----------
Cash Flows from Financing Activities:
         Repayments of
          revolving credit loan                          1,357,000          (820,000)         (523,000)
         Proceeds from long-term debt                          -0-               -0-         2,000,000
         Principal payments of long-term debt             (719,000)         (119,000)         (183,000)
         Increase in loan costs                                -0-           (83,000)          (23,000)
                                                       -----------        ----------         ---------
Net cash provided (used) by financing activities           638,000        (1,022,000)        1,271,000
                                                       -----------        ----------         ---------
Net increase (decrease) in cash and cash
         equivalents                                       607,000          (171,000)          (37,000)
Cash and cash equivalents - beginning                        4,000           175,000           212,000
                                                       -----------        ----------         ---------
CASH AND CASH EQUIVALENTS - ENDING                     $   611,000      $      4,000       $   175,000
                                                       -----------        ----------         ---------
SUPPLEMENTAL DISCLOSURE
OF CASH FLOW INFORMATION:
Cash paid for:
Interest                                               $   824,000      $    789,000       $   850,000
Income taxes                                                 1,000             7,000             2,000
Non-Cash Investing and Financing Activities
Additions to Property, plant and equipment                      --                --                --
Acquired by preferred stock issued                              --                --           540,000
Treasury Stock acquired in settlement loan
 and accrued interest                                      147,000                --            40,000

           See accompanying notes to consolidated financial statements

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Business Activity
Lucille Farms, Inc. and its wholly owned subsidiaries (the "Company") are engaged in the manufacture and marketing of a variety of cheese products which are sold primarily to the food service and industrial segments of the cheese market through independent distributors and the Company's sales staff, respectively. The Company's cheese products are sold in a highly competitive market place and as such the Company is unable to predict pricing trends that have a significant effect on its operations. Regulatory factors affect the Company's milk suppliers, such as dairy subsidies and price supports, which may have an effect on the Company's raw material cost, but the impact cannot be predicted.

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

Cash Equivalents
The Company considers temporary investments with an original maturity of three months or less to be cash equivalents.

Concentration of Credit Risk - The Company maintains its cash balances at several financial institutions. Accounts at each institution are insured by the Federal Deposit Insurance Corporation up to $100,000. At times, cash balances may exceed insured limits.

Revenue Recognition
The Company follows the guidelines of the S.E.C Accounting Bulletin No. 104, "Revenue Recognized in Financial Statements". Revenues are recognized at the time products are shipped to the customer. Allowances are made for estimated returns and allowances.

Advertising
Advertising is expensed as incurred. Advertising expense was $41,000, $28,000 and $15,000 for 2004, 2003 and 2002, respectively.

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

Earnings per Share
Basic earnings per share are computed by dividing net earnings available to common shareholders by the weighted average common shares outstanding for the period. Diluted earnings per share is computed by dividing net earnings available to common shareholders by the weighted average common shares outstanding adjusted for the dilutive effect of options granted under the Company's stock option plans, outstanding warrants, and convertible preferred stock. No potentially dilutive securities were included in the diluted earnings per share computation for 2003 and 2002 as a result of the net losses and to include them would be anti-dilutive.

The Company had various potentially dilutive securities during the periods presented, including stock options and warrants. See Note 12.

Accounting for Stock-Based Compensation
The Company accounts for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and related Interpretations. Accordingly, compensation cost for stock options is measured as the excess, if any, of the quoted market price at the date of the grant over the amount an employee must pay to acquire the stock. Because the Company grants options at a price equal to the market price of the stock at the date of grant, no compensation expense is recorded. As required by Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" (SFAS No. 123), the Company discloses pro forma net income and earnings per share as if the fair value method had been applied (see Note 12). The Company has adopted the disclosure provisions required under Financial Accounting Standards Board Statement No. 148, "Accounting for Stock-Based Compensation -Transition and Disclosure" (FAS 148).

Sales concentration
In the fiscal years ended March 31, 2004, 2003 and 2002, no one customer accounted for more than 10% of sales.

Vendor concentration
The Company purchases milk from one vendor. Management believes that if this supplier should discontinue production of the respective products there are other suppliers of milk in the region and new sources would be readily available.

New Accounting Pronouncements

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

In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." This statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. SFAS No. 150 requires that financial instruments within the scope of SFAS No. 150 be classified as a liablity or an asset. SFAS No. 150 is effective for all financial instruments entered into after May 31, 2003 or otherwise, the beginning of the first interim period after September 15, 2003. The Company does not expect the adoption of SFAS No. 150 to have material effect on its financial position, results of operations or cash flows.

Fair value and Credit Risk
The Company does not use any derivatives and its financial instruments are generally cash deposits, accounts receivable and debt. The Company's debt carries interest at market rates and the Company believes that the fair value of these instruments approximates the carrying value.

The Company provides credit to customers on an unsecured basis after evaluating customer credit worthiness. Since the Company sells to a broad range of customers with a wide geographical dispersion, concentrations of credit risk are limited. In addition, the Company provides an allowance for doubtful accounts for accounts receivable, which are potentially uncollectable and carries credit insurance on large and mid-sized accounts.

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

NOTE 3 - INVENTORIES
Inventories consist of the following:

                                                       March 31, 2004             March 31, 2003
                                                     -------------------       -------------------

        Finished goods                                   $2,164,000                 $1,695,000
        Raw materials                                       691,000                    440,000
        Supplies and packaging                              379,000                    400,000
                                                         ----------                 ----------
                                                          3,234,000                 $2,535,000

        Less: Reserve for Obsolescence                          -0-                    350,000
                                                         ----------                 ----------
                                                         $3,234,000                 $2,185,000
                                                         ----------                 ----------

The Company recognized a reserve for inventory obsolescence that totaled $350,000 in 2003 of which inventory was sold in 2004.

                      LUCILLE FARMS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4 - PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consists of the following:

                                                       March 31, 2004             March 31, 2003
                                                      ----------------          ------------------

           Land                                         $    25,000                 $    25,000
           Plant                                          4,867,000                   4,728,000
           Equipment                                     10,814.000                  10,528,000
           Whey facility                                  2,143,000                   2,139,000
                                                        -----------                 -----------
                                                        $17,849,000                 $17,420,000
           Less: accumulated
           depreciation and
           amortization                                   8,270,000                   7,417,000
                                                        -----------                 -----------
                                                        $ 9,579,000                 $10,003,000
                                                        -----------                 -----------

..

NOTE 5 - DUE FROM OFFICERS

Amounts due from officers reflect advances and loans, which effective June 1, 1992 were converted to promissory notes bearing interest at 9% per annum. During 2004, $146,838, of principal and accrued interest, was repaid by the Company acquiring shares of its common stock from the officers.

NOTE 6 - REVOLVING CREDIT LOAN

The Company had a $4,500,000 revolving credit facility at March 31, 2004. The loan was to expire on May 31, 2004. The bank has increased the amount of the loan to $5,000,000, and has extended the loan's maturity to November 30, 2004 at which time the outstanding principal is due. The rate of interest on amounts borrowed against the revolving credit facility is based upon the prime rate plus 3% (7.0% at March 31, 2004 and 5.25% at March 31, 2003). Advances under this facility are limited to 50% of inventory (with a cap on inventory borrowings of $1,000,000) and 80% of accounts receivable as defined in the agreement. The commitment contains various restrictive covenants. At March 31, 2004, the Company was in default of its debt coverage ratio covenant. On April 6, 2004, the lender provided a waiver of that covenant violation. In addition, the Company is required to generate an increase in its dollar amount of net worth annually. The Company is seeking alternative financing to replace this loan. Should the Company not be able to secure alternative financing by the extended due date it will request an additional extension of the loan's due date. However, there is no assurance that such financing can be secured or the extension granted. Failure to secure such financing can have a significant negative effect on the Company's liquidity. This loan is secured by substantially all of the Company's assets.

                      LUCILLE FARMS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7 - LONG-TERM DEBT
Long-term debt consists of the following:

                                                            March 31, 2004             March 31, 2003
                                                          -------------------       -------------------
Term loan with a bank dated February 8, 1999,
secured by real estate and equipment, payable
monthly at $37,561 including interest at 9.75%
for 20 years maturing February 8, 2019                       $3,536,000                $3,639,000


Term loan with a bank dated February 8, 1999
secured by real estate and equipment, payable
monthly at $10,051 including interest at 10.75%
for 20 years maturing February 8, 2019                          896,000                   919,000

Loan payable to bank due in annual installments
of $500,000 beginning May 1, 2003. The loan,
collateralized by the Company's plant and equipment,
bears interest at 1% above the bank's national
variable rate (5% at March 31, 2004). Interest                1,500,000                  2,000,000
is payable monthly

Promissory note to St. Albans Cooperative Creamery
due April 14, 2005.  The note bears interest at the
applicable federal rate, paid annually in arrears on
each anniversary date of the note.                            1,100,000                  1,100,000

Equipment notes payable in monthly installments
ranging from $972 to $3,006, including interest at
rates of 9.75% to 11%, through September 2005.
The notes are collateralized by equipment with a
net book value of $314,000 at March 31, 2004                    102,000                   195,000

Discounted obligations under capital leases                          --                    58,000
                                                             ----------                ----------
                                                              7,134.000                 7,853.000

Less: current portion                                           711,000                   710,000
                                                             ----------                ----------
TOTAL                                                         6,423,000                $7,143,000


As of March 31, 2004 long-term debt matures as follows:
   2005                      711,000
   2006                    1,775,000
   2007                      664,000
   2008                      181,000
   2009                      214,000
   Thereafter              3,589,000
                           ----------
                           7,134,000

                      LUCILLE FARMS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8 - INCOME TAXES

Temporary differences and carryforwards which give rise to deferred tax assets and liabilities are as follows:

                                                     March 31, 2004                       March 31, 2003
                                                  ---------------------               --------------------
                                               Deferred          Deferred
                                               Deferred            Tax            Deferred             Tax
                                               Tax Asset         Liability        Tax Asset          Liability
                                               ------------      -----------      ----------        ------------
Depreciation                                   $       --        $821,000         $                    $725,000
Provision for doubtful accounts                    65,000                           72,000
Reserve for obsolescence                               --                           98,000
Reserve for compensated absences                   14,000                            22,000
Operating loss carryforwards                    3,227,000                         3,021,000
Contribution carryforwards                          2,000                             2,000
                                               ------------      -----------      ----------           --------
                                                3,308,000         821,000         3,215,000             725,000
Valuation allowance                             2,487,000              --         2,490,000
                                               ------------      -----------      ----------           --------
                                               $  821,000        $821,000          $725,000            $725,000
                                               ------------      -----------      ----------           --------

The net change in the valuation allowance for the periods presented were as follows:

                                                      March 31,
                                           -------------------------------
                                        2004         2003              2002
                                       ------       ------            ------
Valuation allowance increase/
 (decrease)                            $(3,000)    $441,000          $598,000

The provision for income taxes represents the provision for minimum state taxes.

The provision for income taxes is different than the amount computed using the United States Federal Statutory income tax rate for the reasons set forth below:

                                                  Years Ended March 31,
                                             -------------------------------
                                          2004       2003              2002
                                         ------     ------            ------
Expected tax at U.S. Statutory Rate       34.0%     (34.0)%           (34.0)%
 State and local income taxes               .5%        .1                .1
Permanent differences and other             --        (.6)             (4.9)
Prior year tax adjustment                (32.6)        --                --
Valuation allowance for operating loss
Carryforwards                             (1.4)      34.6              38.9
                                         ------     ------             ------
                                           0.5%        .1 %              .1%
                                         ------     ------             ------

Federal operating loss carry forwards totaled $8,491,000 as of March 31, 2004 and expire on March 31, of the following years:

         2009            $    77,000
         2011                913,000
         2013              2,122,000
         2015                269,000
         2016              1,562,000
         2022              1,674,000
         2023              1,274,000
         2024                600,000
         -----            ----------
         Total            $8,491,000
                          ==========

                      LUCILLE FARMS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9 - LEASE COMMITMENTS

The Company leases automobiles for two of its officers under lease arrangements classified as operating leases. The leases expire in November 2005 and April 2006. Rent expense was approximately $17,000 and $19,000 in the years ended March 31, 2004 and 2003, respectively. Future minimum payments under the leases are approximately $17,000 at March 31, 2004.

The Company leases a building for administrative offices and warehouse space for dry goods with a purchase option (subject to terms and conditions). The lease expires December 31, 2004 with the right to renew for an additional year. The lease amount is $43,200 per year in equal monthly installments.

NOTE 10 - RELATED PARTY TRANSACTIONS

The Company leases a parcel of land adjacent to its production facility. This parcel is owned by three of its stockholders. The space is used as an employee parking lot and its use was required in conjunction with the construction of the new whey drying facility. The ten- year lease term carries a monthly rental of $750 during the first five years and $900 during the remaining five years. Rent expense for the years ended March 31, 2004, 2003 and 2002 was $10,800, $9,000 and $9,000 respectively, in each of the years. This lease has a purchase option to purchase at fair market value at the end of the ten-year period. This lease was assigned to the bank in conjunction with the whey plant financing.

The Company purchases all of its milk supplies from one of its stockholders (see
Note 12). Purchases totaled approximately $24,868,000 for 2004, $21,290,000 for 2003 and $28,454,000 for 2002, respectively.

The Company leases space for its executive offices at $1,200 per month from three of its stockholders on a month-to-month basis. Rent expense was approximately $14,000 for each of the years ended March 31, 2004, 2003 and 2002.

The Company also leases an additional 900 square feet for $750 monthly on a month-to- month basis. These premises are owned by three of its stockholders. This space is primarily used for the Company's marketing operations. Rent expense for the Company's office facility in New Jersey was $9,000 for each of the years ended March 31, 2004, 2003 and 2002.

The Company owes approximately $140,000 of legal fees to the law firm of Breslow and Walker, LLP. The Chairman of the Board of Directors is a partner of that firm.

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

                      LUCILLE FARMS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 11 - STOCKHOLDERS' EQUITY

In May 1993, the Board of Directors of the Company adopted a resolution authorizing the issue of 250,000 shares of Preferred Stock, par value $0.001 per share. The preferred stock may be issued in series, the terms of which will be determined by the Company's Board of Directors without action by shareholders and may include dividend and liquidation preferences to common stock, voting rights, redemption and sinking fund provisions and conversion rights.

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

1993 Stock Option Plan
In April 1995, options to purchase 10,000 shares were granted to each of two employees at an exercise price of $3.625. The options shall expire on April 4, 2005. In May 1996, options to purchase 50,000 shares were granted to a newly hired employee at an exercise price of $4.00. These options expired April 1, 2003. In January 1998, options to purchase 25,000 shares were granted to a director of the Company in his capacity as consultant at an exercise price of $1.50 per share. The options expire on January 2008 and vest to the extent of 5,000 shares on date of issue and 5,000 shares on each of the next four anniversary dates. In June, 2001 the Company issued options for consulting services and for a directorship. The ten year options were for 5,000 shares each with an exercise price at the fair market value on the date of grant of $1.80 and $1.84 and were valued as determined using the Black Scholes option-pricing model for a total of $13,695. The options were canceled in May 2002. All values have been calculated, on the date of grant using the Black Scholes option-pricing model with the following assumptions:

                                       March 31, 2003
                                   ----------------------
                                  Options         Warrants
                                ----------       ----------
Expected dividend yield             -0-%              -0-%
Risk free interest rate             4.0%              4.0%
Expected stock volatility         112.6%            111.0%
Expected option life            10 years          10 years

The Company follows the intrinsic method of Accounting Principals Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB 25) and related Interpretations in accounting for its employee stock options because, as directed below, Financial Accounting Standards Board Statement No. 123,"Accouting for Stock-Based Compensation" (FAS 123) requires use of option valuation models that were not developed for use in valuing employee stock options. FAS 123, permits a company to elect to the intrinsic method of APB 125 rather than the alternative fair value accounting provided under FAS 123 but requires pro forma net income and earnings per share disclosures as well as various other disclosures not required under APB 25 for companies following APB
25. The Company has adopted the disclosure provisions required under Financial Accounting Standards Board Statement No. 123, "Accounting for Stock-Based Compensation-Transition and Disclosure" (FAS123). Under APB 25, because the exercise price of the Company's stock options equals the market price of the underlying stock date of grant, no compensation expense was recognized. See "New Pronouncements".

                                                      Years Ended March 31,
                                        ---------------------------------------------
                                           2004              2003             2002
                                        ----------        -----------      ----------
Net income (loss):
As reported                               $209,000       $(847,000)        $(1,540,000)
Pro forma                                  135,000       $(924,000)        $(1,546,000)
Net earnings (loss) per share:
As reported                                   $.07           $(.26)             $ (.52)
Pro forma                                      .04           $(.29)              $(.52)


The full impact of calculating compensation cost for stock options under SFAS No. 123 is not reflected in the pro forma net income amounts presented above because compensation cost is reflected over the options' vesting period. Stock options are summarized as follows:

                                     Exercise price          2004             2003             2002
                                    -----------------     ---------        ----------        --------


Outstanding - beginning              $1.50 to $4.00        370,000           105,000          245,000

Issued                            $1.80 and $3.9375           -0-            275,000           10,000

Terminated                        $3.9375 and $4.00         50,000            10,000          150,000
                                  -----------------        -------           -------         --------

Outstanding - ending                 $1.50 to $4.00        320,000           370,000          105,000

The following table summarizes information about stock options outstanding at March 31,2004:

          Range of             Number          Weighted Average Remaining            Weighted Average
       Exercise Prices       Outstanding            Life (in years)                   Exercise Price
    --------------------   --------------      --------------------------    ---------------------------
        $ 1.50 - 3.00          300,000                   8.0                             $ 2.83
        $ 3.01 - 4.00           20,000                   4.0                             $ 3.82

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

On June 1, 2003, the Company acquired 146,838 shares of its common stock valued at $1.00 per share, in payment of loans, due from three of its officers.

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

NOTE 13. - RESTRUCTURING

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

Albans and, at the Company's option, automatically shall be converted into common stock at $6 per share if the common stock is $8 or higher for a period of 30 consecutive trading days, and (iv) provided the Company with a pricing structure for milk and milk by-products, for a minimum of one-year and a maximum of four-years (subject to renegotiation at the expiration of the applicable period), designed to produce profitability for the Company. Accordingly, a gain was recognized in the amount of $875,000, net of income taxes that were calculated to be zero. The Company has recorded the restructured debt issued pursuant to the restructuring in accordance with the requirements of SFAS 15, "Accounting by Debtors and Creditors for Troubled Debt Restructurings". Accordingly, the debt recorded in connection with this transaction included obligations for future cash payments of principal and interest to the extent that the total of such cash flows did not exceed the principal amount of the debt cancelled.

Schedule II
Valuation and Qualifying Accounts:
--------------------------------------------------------------------------------

COL A                                           COL B             COL C                 COL D        COL E
-----                                           -----             -----                 -----        -----
                                                                                       Additions
                                              Balance At     Additions (Deductions)   Other Changes  Balance
                                              Beginning      Charged (Credited) to    Add (Deduct)  at End of
Classification                                Of Period         Cost and Expenses      Described     Period
--------------                                ---------         -----------------      ---------     ------
YEAR ENDED March 31, 2004

Reserves and allowances deducted
    From asset account:
    Allowance for uncollectible accounts        189,000                 43,000          (62,000)      170,000
    Reserve on inventory                        350,000               (350,000)        (350,000)         --
    Valuation for deferred tax asset          2,490,000                 (3,000)                     2,487,000
                                            -----------             ----------        ---------   -----------
                                              3,029,000               (310,000)         (62,000)   (2,657,000)

YEAR ENDED MARCH 11, 2003:

Reserves and allowances deducted
    From asset account:
    Allowance for uncollectible accounts        144,000                145,000         (100,000)      189,000
    Reserve on Inventory                         93,000                257,000                        350,000
    Valuation for deferred tax asset          1,951,000                539,000                      2,490,000
                                            -----------             ----------        ---------   -----------
                                            $ 2,188,000             $  941,000        $(100,000)  $ 3,029,000

YEAR ENDED MARCH 31, 2002:

Reserves and allowances deducted
    From asset account:
    Allowance for uncollectible accounts        132,000                 12,000                        144,000
    Reserve on Inventory                                                93,000                         93,000
    Valuation for deferred tax asset          1,353,000                598,000                      1,951,000
                                              ---------                -------                      ----------
                                             $1,485,000                703,000                      $2,188,000

(1) uncollectible accounts written off, net of revenues

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

At the stockholders' meeting on March 31, 2004, the shareholders approved Mahoney Cohen & Co., CPA, PC as the Company's independent accounting firm for the year ended March 31, 3004, replacing our former accounting firm Wiss & Company LLP.

ITEM 9A. CONTROLS AND PROCEDURES

As of the end of the period covered by this Annual Report on Form 10-K, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the CEO and CFO, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based upon that evaluation, the Company's CEO and CFO concluded that the Company's disclosure controls and procedures are effective in timely alerting them to material information relating to the Company required to be included in the Company's periodic SEC filings.

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

The Company and its auditors have identified deficiencies within its internal control framework which, if left uncorrected could result in a material control weakness. Our internal control deficiencies relate to the account reconciliation process and lack of compliance with established procedures for monitoring and adjusting balances relating to certain accruals and provisions. As a result of the above actions, considerable improvements in the Company's internal controls including a reorganization and centralization of its accounting department are currently being implemented.

ITEM 9B OTHER INFORMATION

         None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The directors and executive officers of the Company as of June 24, 2003 are as follows:

         Name              Age         Present Office or Position
         -------           -----       --------------------------------
Howard Breslow             64          Chairman of the Board of Directors
Jay M. Rosengarten         59          Chief Executive Officer and Director
Alfonso Falivene           60          President and Director
Carl Millerick             58          Vice President-Operations
Albert N. Moussab          51          Chief Financial Officer
George Bell                59          Director
Ralph Singer               54          Director
Frank DiPasquale           47          Director

Mr. Howard S. Breslow has been a director of the Company since April 1993. On October 24, 2002, he was elected as the non-employee Chairman of the Board of Directors. Mr. Breslow has been a practicing attorney in New York for more than 35 years and has been a member of the law firm of Breslow & Walker, LLP New York, New York for more than 30 years, which firm is counsel to the Company. Mr. Breslow currently serves as a director of Excel Technology, Inc., a publicly held company engaged in the development and sale of laser products, and BioLife Solutions, Inc., a publicly held company engaged in the research, development and sale of products for use in low temperature medicine.

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

Mr. Millerick, Vice President-Operations, has worked for the Company from April, 2002 to the present. From 1988 to 2002, Mr. Milerick was the president and owner of Milerick Associates, a consulting firm providing advisory services to the dairy industry.

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

Mr. Ralph Singer has been a director of the Company since August 2002. Mr. Singer has been the Chairman of the Board of National Provisions, Inc. since June 2001, and the Chairman of Florida Deli Pickle Company Inc. since February 2001 He is a former Deputy Chairman of the Board of The Stirling Group, PLC in the U.K. Mr. Singer brings over twenty years experience as a successful entrepreneur. Mr. Frank Di Pasquale.

Mr. Frank DiPasquale has worked for the National Grocers Association since 1997, where he is Senior Vice President. Mr. DiPasquale was the head of human resources management and operational services for all of Kmart's Super Kmart Centers from 1992 to 1997. Mr. DiPasquale has a B.B.A. in Marketing Management from Iona College in New York, a Graduate Degree in Leadership Development from Hartford University in Connecticut and a Master's of Arts in Human Resource Management/Organizational Development from Marist College in New York. He is on the Advisory Board of Second Harvest, the National Skills Standards and Western Michigan University's Food Marketing Program and the Editorial Board at St. Joseph's University Food Marketing Program.


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

BOARD COMMITTEES

Audit Committee. The Board of Directors has an Audit Committee which operates under a written charter adopted by the Board of Directors. A copy of the Audit Committee Charter is attached to this Proxy Statement as Exhibit A. The Audit Committee held one meeting during the year ended March 31, 2004. The Audit Committee is comprised of Messrs. Breslow, Bell and Singer. Messrs. Bell and Singer are "independent directors" as defined under NASDAQ rules. Mr. Bell is qualified as an audit committee financial expert within the meaning of the SEC regulations.

Compensation Committee. Management compensation for fiscal year 2004 was determined by the entire Board and reviewed and approved by the independent members of the Board. Subsequent to such determination, the Board of Directors formed a Compensation Committee which did not meet during 2004. The role of the Compensation Committee is to evaluate the performance of the Company's executive officers, and to determine and approve their compensation. The Compensation Committee is comprised of Messrs. Breslow, Bell and Singer.

Nominating Committee. The Board of Directors has no standing nominating committee. The Company believes that obtaining input from all of its directors in connection with Board nominations enhances the nomination process. The Company currently does not have a charter with regard to the nomination process. The nominations of the directors standing for election or re-election at the Meeting were unanimously recommended for selection by the independent directors, and were unanimously approved by the Board of Directors.

The Company does not have a formal policy concerning stockholder recommendations of nominees to the Board of Directors. The need for such a policy has not arisen since, to date, the Company has not received any recommendations from stockholders requesting that the Board of Directors consider a candidate for inclusion among the Board's slate of nominees in the Company's proxy statement. The absence of such a policy does not mean, however, that a recommendation would not have been considered had one been received. The Company will consider director candidates recommended by stockholders. Any stockholder desiring to make such a recommendation should send the recommendation, in writing, to the Corporate Secretary at the address of the Company set forth on the first page of this Proxy Statement, no later than the date by which stockholder proposals for action must be submitted. The recommendation should include the recommended candidate's biographical data, and should be accompanied by the candidate's written consent to nomination and to serving as a director, if elected.

The Company's goal is to assemble a Board of Directors that brings to the Company a variety of perspectives and skills derived from business and professional experience. The Company does not have any formal rules or policies regarding minimum qualifications for nominees, but expects that its candidates be of the highest ethical character, share the values of the Company, have reputations, both personal and professional, consistent with the image and reputation of the Company, be highly accomplished in their respective field, and possess the relevant expertise and experience necessary to assist the Board and the Company to increase stockholder value.

The Board of Directors identifies nominees by first evaluating the current members of the Board of Directors willing to continue in service. Current members of the Board with skills and experience that are relevant to the Company's business and who are willing to continue in service are considered for re-nomination, balancing the value of continuity of service by existing members of the Board with that of obtaining a new perspective. If any member of the Board does not wish to continue in service or if the Board of Directors decides not to re-nominate a member for re-election, the Board of Directors will seek to identify nominees that possess the characteristics outlined above. Current members of the Board of Directors are polled for suggestions. Research also may be performed to identify qualified individuals. To date, the Company has not engaged third parties to identify, evaluate, or assist in identifying potential nominees, although the Company reserves the right in the future to retain a third party search firm, if necessary.

In evaluating director nominees, the Board of Directors may consider the following factors:

o the appropriate size and the diversity of the Company's Board of Directors;
o the needs of the Company with respect to the particular talents and experience of its directors;
o the knowledge, skills and experience of nominees, including experience in technology, business, or finance,
o in light of prevailing business conditions and the knowledge, skills and experience already possessed by
o        other members of the Board;
o        familiarity with national and international business matters;
o        experience with accounting rules and practices; and
o the need to satisfy governance and other standards set by the SEC and NASDAQ.

The Board of Directors may also consider such other factors as it may deem to be in the best interests of the Company and its stockholders.


COMMUNICATING WITH DIRECTORS

Stockholders may contact any of our directors or our Board as a group by writing to them c/o Lucille Farms, Inc., 150 River Road, P.O. Box 517, Montville, New Jersey 07045, Att: Al Moussab. All communications will be received, processed and forwarded to the directors by the Corporate Secretary. You will receive a written acknowledgement from the Corporate Secretary upon receipt of your communication if you include a return address.

AUDIT COMMITTEE REPORT

The Company's management is responsible for preparing the Company's financial statements, and the independent auditors are responsible for auditing those financial statements. The Audit Committee is responsible for monitoring and reviewing these processes on behalf of the Board of Directors.

The Audit Committee has reviewed and discussed the audited financial statements with management. Management represented to the Audit Committee that the Company's consolidated financial statements were prepared in accordance with generally accepted accounting principles.

The Audit Committee discussed with the independent auditors matters required to be discussed by Statement on Auditing Standards No. 61 (Communication With Audit Committees). In addition, the Audit Committee has received the written disclosures and the letter from the independent auditors required by Independence Standards Board Standard No. 1 (Independence Discussions With Audit Committees), and has discussed with the independent auditors the auditors' independence from the Company and its management. In concluding that the auditors are independent, the Audit Committee considered, among other factors, whether the nonaudit services provided by auditors were compatible with their independence.

In reliance on the reviews and discussions referred to above, the Audit Committee recommended to the Board of Directors (and the Board subsequently approved the recommendation) that the audited financial statements be included in the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 2004 for filing with the Securities and Exchange Commission.

                                       Audit Committee

                                       Howard S. Breslow
                                       George Bell
                                       Ralph Singer


CODE OF ETHICS

The Company has a Code of Ethics that is applicable to all employees of the Company, including the Company's executive officers. The Company will provide an electronic or paper copy of the Code of Ethics free of charge upon request. Requests may be made by calling Investor Relations at (973) 334-6030, or by writing to Investor Relations at 150 River Road, P.O. Box 517, Montville, New Jersey 07045.

Section 16A Beneficial Ownership Reporting Compliance

The Company is not aware of any late filings of, or failure to file, the reports required by Section 16(a) of the Securities Exchange Act of 1934.


ITEM 11. EXECUTIVE COMPENSATION

The following table sets forth certain information regarding compensation paid by the Company during each of the Company's last three fiscal years to the Company's Chief Executive Officer and to each of the Company's executive officers who received salary and bonus payments in excess of $100,000 during the year ended March 31, 2004.


SUMMARY COMPENSATION TABLE


                                                    Annual Compensation
                                                 --------------------------
Name and Principal               Fiscal                                                    Other Annual
Positions                         Year            Salary             Bonus                Compensation(1)
------------------------       -----------       ---------         ---------          -----------------------
Jay Rosengarten                   2004            $211,000              --                    $11,000
Chief Executive Officer           2003              56,000              --                         --
                                  2002              50,000(2)           --                         --

Alfonso Falivene                  2004            $106,000                                    $11,000
President                         2003             106,000              --                      9,000
                                  2002             106,000              --                      9,000

Gennaro Falivene                  2004             106,000              --                      6,000
Executive Vice                    2003             106,000              --                      6,000
President -- Quality              2002             106,000              --                      7,000
Control


(1)Represents health insurance, automobile allowances and/or automobile lease payments for the benefit of such employee.
(2) Represents consulting fees.

OPTION/SAR GRANTS IN YEAR-ENDED MARCH 31, 2004

In the fiscal year ended March 31, 2004, the Company issued options to purchase shares of Common Stock to each of the Named Executive Officers, as follows:

                                                      Percent of                                          Potential Realized Value
                                   Number of            Total                                             at Assumed Annual Rates
                                   Securities        Options/SARs                                              of Stock Price
                                   Underlying         granted to                                          Appreciation for Option
                                 Options/SAR's       Employees in     Exercise or Base     Expiration               Term
Name and Principal Positions     granted (#)(1)      Fiscal Year        Price ($/Sh)          Date         5%                 10%
----------------------------     --------------      -------------    ----------------     -----------    ---                 ---
Jay M. Rosengarten,
Chief Executive Officer             250,000              91%                $3.00          10/24/2012    $549,752         $875,388

Alfonso Falivene,
 President                             -                  -                   -                 -           -                 -

Gennaro Falivene,
Executive Vice President               -                  -                   -                 -           -                 -


-------------------------------------------------------------------------------
(1)      Options to acquire shares of Common Stock.

AGGREGATED OPTIONS/SAR EXERCISES AND OPTION/SAR VALUES FOR THE FISCAL YEAR ENDED MARCH 31, 2004

     The following table provides information related to options exercised by each of the Named Executive Officers during the year ended March 31, 2004 fiscal year and the number and value of options held at March 31, 2004. The Company does not have any outstanding stock appreciation rights. None of the options were in the money at year ended March 31, 2004.

                                                       Number of Securities Underlying     Value of Unexercised in the
                                                         Unexercised Options/SAR at        money Options/SAR At Fiscal
                                                             Fiscal Year End (#)                 Year End ($)(1)
                                                       -------------------------------     ----------------------------
                          Shares
                       Acquired On        Value
        Name           Exercise (#)    Realized ($)     Exercisable      Unexercisable    Exercisable     Unexercisable
        ----           ------------    ------------     -----------      -------------    -----------     -------------
Jay M. Rosengarten          -               -             100,000           175,000            -                -

Alfonso Falivene            -               -                -                 -               -                -

Gennaro Falivene            -               -                -                 -               -                -


-------------------

(1) The closing price for the Common Stock as reported on the Nasdaq on March 31, 2003 was $1.05.

REPORT OF THE BOARD OF DIRECTORS ON EXECUTIVE COMPENSATION

         During the fiscal year ended March 31, 2004, the entire Board of Directors held primary responsibility for determining executive compensation levels. The goals of the Company's compensation program is to align compensation with business objectives and performance and to enable the Company to attract, retain and reward executive officers and other key employees who contribute to the long term success of the Company.

         The Chief Executive Officer's compensation for the fiscal year ended March 31, 2004 was determined by the Board of Directors (without the vote of Mr. Jay M. Rosengarten) based on the anticipated performance in fiscal 2004 and the level of salaries of chief executive officers in a peer group consisting of cheese manufacturers and/or food processors having sales levels comparable to the Company.


                                            BOARD OF DIRECTORS

                                            Howard S. Breslow
                                            Alfonso Falivene
                                            Jay Rosengarten
                                            Ralph Singer
                                            George Bell


 Employment Agreements

         On October 24, 2002, the Company entered into an employment agreement with Jay Rosengarten, pursuant to which Mr. Rosengarten was employed as the Company's Chief Executive Officer, initially, and for a period of approximately three (3) months (the "Wind Down Period"), on a part-time basis, during which period of time Mr. Rosengarten is to wind down his consulting practice and devote not less than three (3) week days per week to the business of the Company, and thereafter on a full-time basis, provided, however, that Mr. Rosengarten is permitted to retain, as consulting clients, two food industry related trade associations (the "Trade Associations") and two food industry related trade clients (the "Trade Clients") and devote, on average, not more than an aggregate of two (2) days per month in connection with such clients. During the Wind Down Period, Mr. Rosengarten will receive a salary at the rate of $150,000 per annum. Thereafter, until such time as he terminates his consulting relationship with the Trade Clients (at which time he can devote, on average, not more than an aggregate of one (1) day per month in connection with the Trade Associations), his salary will be at the rate of $200,000 per annum. At such time as Mr. Rosengarten terminates his consulting relationship with the Trade Clients, his salary shall be at the rate of $250,000 per annum. Pursuant to the terms of the employment agreement, in addition to his salary, the Company has granted to Mr. Rosengarten, under the Company's 2002 Stock Option Plan (the "Plan"), a 10-year option to purchase 250,000 shares of the Company's Common Stock at $3.00 per share, which option vests to the extent of 50,000 shares upon the commencement of employment and 50,000 shares on each of the next four anniversary dates thereof; provided, however, that such vesting accelerates and all options vest in the event of a sale of all or substantially all of the assets or all of the shares of capital stock of the Company or the merger or consolidation of the Company with another entity where the Company is not the surviving entity or becomes a wholly owned subsidiary of another entity ( a "Change of Control Event"). In the event Mr. Rosengarten's employment is terminated on account of his death, disability, or resignation or for cause, the Company shall be obligated to pay his salary only up to the date of termination. In the event his employment is terminated by the Company without cause, the Company shall be required to continue to pay his salary for a period of six (6) months and that portion of any bonus which has accrued to the date of termination; provided, however, that Mr. Rosengarten shall have the affirmative obligation to seek employment or reactivate his consulting business and mitigate the Company's damages-i.e. to the extent that he earns monies from his employment or consulting business, the same shall be applied to reduce the payment to be made to Mr. Rosengarten under his employment agreement; and provided further that if such termination takes place within two (2) years after a Change of Control Event, then the Company shall be required to continue to pay his salary for a period of twelve (12) months.

Compensation of Directors

The Company has not compensated its directors for their services in such capacity.

Compensation Committee Interlocks and Insider Participation

During the year ended March 31, 2004, Messrs. Jay Rosengarten and Alfonso Falivene were each officers of the Company as well as directors of the Company who participated in deliberations of the Company's Board of Directors. Reference is made to Item 13 "Certain Relationships and Related Transactions".

Comparison of Cumulative Total Stockholder Return

         The following chart compares the percentage change in the cumulative total stockholder return of the Common Stock during the period form March 31, 1999 through the fiscal year ended March 31, 2004 with the cumulative total return on the NASDAQ Composite Index and the Company Peer Group. The comparison assumes $100 was invested in the Common Stock on March 31, 1999, and in each of the stocks included in the NASDAQ Composite Index and the Company Peer Group.

                                 [CHART OMITTED]

                             STOCK PERFORMANCE GRAPH


CRSP Total Return Index for:                  03/1999      03/2000     03/2001     03/2002    03/2003      03/2004
                                             --------     --------    --------     -------    -------      -------
Lucille Farms, Inc.                          100.0        161.5       73.1         60.6       30.5         37.5
Nasdaq Stock Market (US Companies)           100.0        185.8       74.4         75.0       55.0         81.2
NASDAQ Stocks (SIC 5140-5149 US
 Companies) Groceries and Related Products   100.0        84.6        118.6        157.0      130.5        182.0


Notes:
A. The lines represent monthly index levels derived from compounded daily returns that include all dividends.
B. The indexes are reweighted daily, using the market capitalization on the previous trading day.
C. If the monthly interval, based on the fiscal year-end, is not a trading day, the preceding trading day is used.
D.   The index level for all series was set on 3/31/1999.


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

The following table, as of May 24, 2004, sets forth certain information regarding beneficial ownership of common stock and preferred stock by (i) all persons known by the Company to be the beneficial owner of more than 5% of the Company's outstanding voting stock, (ii) each director of the Company, (iii) each Named Executive Officer and all executive officers and directors of the Company as a group. Unless expressly indicated otherwise, each stockholder exercises sole voting and investment power with respect to the shares beneficially owned.

                                             Amount and Nature
                                          of Beneficial Ownership               Percent of Class
                                          ----------------------             ---------------------
Name and Address of 5%                                    Series B                           Series B
Owners                                Common Stock       Prfd. Stock      Common Stock      Pfd. Stock
-----------------------             -----------------    -----------   -------------------  ----------
Gennaro Falivene                          280,652                              8.9%
Box 125
Swanton, VT 05488

Alfonso Falivene                          419,581(1)                          13.4%
150 River Rd., P.O. Box 517
Montville, NJ 07045

The Estate of Philip Falivene             200,017(2)                           6.4%
Box 125
Swanton, VT 05488


B&W Investment Associates                 693,799(3)                          22.1%
c/o Breslow and Walker
100 Jericho Quadrangle
Jericho, NY 11753

Howard S. Breslow                         693,799(3)                          22.1%
100 Jericho Quadrangle
Jericho, NY 11753


Jay M. Rosengarten                        300,000(4)                           9.6%

Carl Millerick                             10,000                               ***

St. Albans Cooperative Creamery, Inc.     333,333(5)     583(6)               10.6%             100%
140 Federal Street
St. Albans, VT 05478

All officers and
directors as a group                    2,227,382(7)                          71.0%(7)


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

(1) Includes 7,500 shares owned by Mr. Falivene's wife and 20,000 shares owned by one of his children.
(2) Represents all of the shares owned by the Estate of Philip Falivene, of which Alfonso Falivene is executor.
(3) Represents all of the shares owned by B&W Investment Associates, a partnership of which Howard S. Breslow, a director of the Company, is a partner. Includes 500,000 shares issuable under outstanding warrants. See "Certain Relationships and Related Transactions".
(4) Includes 300,000 shares issuable under outstanding options, 100,000 of which are vested.
(5) Excludes warrants convertible into 583,333 shares (subject to adjustment) of Common Stock, which may not be exercised until May 16, 2005.
(6) Convertible into shares of Common Stock. See "-Liquidity and Capital Resources". St. Albans is entitled to vote, on an "as converted" basis, on all matters to which holders of Common Stock are entitled to vote.
(7) Includes 100,000 shares issuable under outstanding options and 500,000 shares issuable under outstanding warrants. See "-Liquidity and Capital Resources".

                      EQUITY COMPENSATION PLAN INFORMATION


                                                                                               Number of securities remaining
                             Number of securities to be                                         available for future issuance
                               issued upon exercise of         Weighted average exercise       under equity compensation plans
                            outstanding options, warrants    price of outstanding options,    (excluding securities reflected in
Plan Category                        and rights.                  warrants and rights                     column (a).
---------------------       -----------------------------    ----------------------------      ----------------------------------
                                           (a)                         (b)                                 (c)
Equity compensation
plan approved by
shareholders                             370,000                       3.05                              630,000

Equity compensation
plan not approved by
shareholders                             500,000                       3.00                                -0-
Total                                    870,000                       3.02                              630,000


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The Company leases a parcel of land adjacent to the Vermont facility. Messrs Gennaro Falivene, Alfonso Falivene and the Estate of Philip Falivene own this parcel. The space is used as an employee parking lot and its use was required in conjunction with the construction of the whey drying facility. The lease is for a ten-year period beginning April 1998. Rentals are $750 monthly for the first five years and $900 monthly for the additional five-year period. Rent expense for the years ended March 31, 2004, 2003, and 2002, was $9,000, $9,000 and
$9,000 respectively. This lease has a purchase option to purchase at fair market value at the end of the ten-year period. This lease was assigned to the Bank in conjunction with the whey plant financing.

The Company's executive offices, consisting of approximately 1,900 square feet, are located in Montville, New Jersey. Approximately 1,000 square feet of such premises are leased from Messrs. Gennaro Falivene, Alfonso Falivene and the Estate of Philip Falivene, officers, directors, and/or principal stockholders of the Company, all of who own the office condominium unit. The Company currently pays Messrs. Falivene $1,200 per month rent for such premises, which is the fair market value for such space, on a month-to-month basis. During the fiscal years ended March 31, 2002, 2003 and 2004, the Company paid approximately $14,000, $14,000 and $14,000, respectively, towards the rental of such offices. The Company also leases an additional 900 adjacent square feet for $750 monthly on a month--to--month basis. Messrs. Alfonso Falivene, Gennaro Falivene, and the Estate of Philip Falivene also own these premises. This space is primarily used for marketing operations. Rent expense for this space was $9,000, $9,000 and $9,000, respectively, for the years ended March 31, 2002, 2003 and 2004.

ITEM 14  Principal Accountant Fees and Services

The accounting firm of Mahoney Cohen & Company, CPA, P.C. ("Mahoney") served as the Company's independent accountants for the fiscal year ending March 31, 2004.

During 2003, Wiss & Company LLP ("Wiss") acted as the independent accountants for the Company and its subsidiaries. The following table sets forth the aggregate fees billed by Wiss and Mahoney for audit and review services rendered in connection with the financial statements and reports and for other services rendered during the fiscal years ended March 31, 2003 and 2004, respectively, on behalf of the Company:

                                                     2004                 2003
                                                     ----                 ----
                  Audit Fees                         $37,117          $30,489
                  Audit-related fees(a)              $10,000          $  3,000
                  Tax fees                               -0-               -0-
                  All other fees                         -0-               -0-
                                                     ----------       --------
                  Total                              $47,117          $33,489

(a) Includes assistance with reviews of unaudited financial statements.

                                     PART IV

Item 15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

(a) The following documents are filed as part of this report:

1.       Consolidated Financial Statements (included in Part II, Item 8):

         Independent Auditors' Report

         Consolidated Balance Sheet as at March 31, 2004 and March 31, 2003

         Consolidated Statement of Operations for the years ended March 31, 2004, March 31, 2003 and March 31, 2002

         Consolidated Statement of Stockholders' Equity for the years ended March 31, 2004, March 31, 2003 and March 31, 2002

         Consolidated Statement of Cash Flows for the years ended March 31, 2004, March 31, 2003 and March 31, 2002

         Notes to Consolidated Financial Statements

2.       Consolidated Financial Statement Schedules (included in Part II, Item
         8)

3. Exhibits included herein: Index to Exhibits for exhibits filed as part of this Form 10-K annual report.

(b) Reports on Form 8-K:

         Current Report on Form 8-K, filed February 24, 2004, relating to the results of operations for the period ended December 31, 2003.


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

10.3 Loan facility with First International Bank, N.A., including Collateral Assignments, Financial Condition Affidavits, Loan Agreements and Promissory Notes, dated February 8, 1999, Assignment of Contract Rights, Security Agreement, dated February 8, 1999, and Commercial Mortgage and Security Agreement, dated February 8, 1999.(5)

10.5 Loan facility with CoBANK, ACB including Single Advance Term Loan Supplement, dated May 23, 2001, Master Loan Agreement, dated May 23, 2001, Real Estate Mortgage, dated May 23, 2001, Security Agreement, dated May 23, 2001 and Continuing Guarantees, dated May 23, 2001. (7)

21                List of subsidiaries of the Company (1)

31.1 Certification of Periodic Report pursuant to Section 302 of the Sarbanes-Oxley Act of 2004 dated June 29, 2004

31.2 Certification of Periodic Report pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated June 29, 2004

32.1 Certification of Periodic Report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated June 29, 2004

32.2 Certification of Periodic Report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated June 29, 2004

(1) Incorporated by reference to the Company's Registration Statement Form S-1, File No. 33-64868.

2) Incorporated by reference to the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 1994.

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

                                            Lucille Farms, Inc.
                                            -----------------------------------
                                            (Registrant)


                                            By: /s/ Jay M. Rosengarten
                                                -------------------------------
                                                Jay M. Rosengarten
                                                Chief Executive Officer

                                            By: /s/ Albert N. Moussab
                                                -------------------------------
                                                Albert N. Moussab
                                                Chief Financial Officer
Date: June 29, 2004


PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT AND IN THE CAPACITIES AND ON THE DATES INDICATED.

Signature                                   Title             Date
---------                                   -----             ----
/s/Howard S. Breslow                        Director          June 29, 2004

Howard S. Breslow

/s/Jay Rosengarten                          Director          June 29, 2004

Jay Rosengarten

/s/Al Falivene                              Director          June 29, 2004

Al Falivene

/s/George Bell                              Director          June 29, 2004

George Bell

/s/Ralph Singer                             Director          June 29, 2004

Ralph Singer

/s/Frank Di Pasquale                        Director          June 29, 2004
Frank Di Pasquale

EXHIBIT INDEX

Exhibit Number    Description of Exhibit
--------------    ----------------------

31.1* Certification of Periodic Report pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated June 29, 2004

31.2* Certification of Periodic Report pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated June 29, 2004

32.1* Certification of Periodic Report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated June 29, 2004

32.2* Certification of Periodic Report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated June 29, 2004

* Filed herewith