Form 10-Q
period 2004-06-30
LUCILLE FARMS INC
filed 2004-08-16
CIK 908179

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


         (X)   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                      SECURITITES AND EXCHANGE ACT OF 1934

                         For the Quarterly Period Ended:
                                  June 30, 2004
                         Commission File Number 1-12506


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


The number of shares of Registrant's common stock, par value $.001 per share, outstanding as of August 13, 2004 was 3,137,937.

 PART I. FINANCIAL INFORMATION

Item 1. Financial Statements


                      LUCILLE FARMS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                     ASSETS


                                           JUNE 30, 2004          MARCH 31, 2004
                                           -------------          --------------
                                           (UNAUDITED)
                                           -----------
CURRENT ASSETS:

Cash and cash equivalents                   $  178,000              $  611,000

Accounts receivable, net
of allowances of $210,000
at June 30, 2004 and $170,000
at March 31, 2004                            5,083,000               4,618,000

Inventories                                  3,353,000               3,234,000

Prepaid expenses and other
current assets                                 621,000                 684,000
                                               -------                 -------


    Total current assets                     9,235,000               9,147,000


PROPERTY, PLANT AND EQUIPMENT, NET           9,501,000               9,579,000
                                             ---------               ---------


OTHER ASSETS:

Deferred costs, net                            200,000                 215,000

Other                                           19,000                  19,000
                                                ------                  ------

         Total other assets                    219,000                 234,000
                                               -------                 -------

         TOTAL ASSETS                      $18,955,000             $18,960,000
                                           ===========             ===========


           See accompanying notes to consolidated financial statements

                       LUCILLE FARMS,INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                               JUNE 30, 2004     MARCH 31, 2004
                                               -------------     --------------
                                                (UNAUDITED)
                                                -----------
CURRENT LIABILITES:

Revolving credit loan                           $ 4,352,000         $ 4,281,000

Accounts payable                                  4,056,000           3,970,000

Current portion of long-term debt                   695,000             711,000

Accrued expenses                                    482,000             568,000
                                                    -------             -------

    Total Current Liabilities                     9,585,000           9,530,000
                                                  ---------           ---------

LONG-TERM LIABILITY:

Long-term debt                                    5,888,000           6,423,000
                                                  ---------           ---------

         TOTAL LIABILITIES                       15,473,000          15,953,000
                                                 ----------          ----------

STOCKHOLDERS' EQUITY:

Preferred stock, $ 0.001 per value,
250,000 shares authorized:

216 shares Series A convertible
issued and outstanding                                1,000               1,000

583 shares Series B convertible
issued and outstanding                                1,000               1,000

Common stock, $ 0.001 par value,
25,000,000 shares authorized, 3,354,675
shares issued, 3,137,937 outstanding                  3,000               3,000
at June 30, 2004 and March 31, 2004

Additional paid in capital                        8,548,000           8,548,000

Accumulated deficit                              (4,759,000)         (5,234,000)
                                               ------------         -----------

                                                  3,794,000           3,319,000
Less: cost of 216,738 shares of treasury stock     (312,000)           (312,000)
                                                  ---------           ---------


Total Stockholders' Equity                        3,482,000           3,007,000
                                                  ---------           ---------

TOTAL LIABILITIES AND
STOCKHOLDERS' EQUITY                           $ 18,955,000        $ 18,960,000
                                               ============        ============


           See accompanying notes to consolidated financial statements

                      LUCILLE FARMS, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)

                           THREE MONTHS ENDED JUNE 30

                                           2004                      2003
                                           ----                      ----

SALES                                  $ 12,964,000            $   8,510,000

COST OF SALES                            11,774,000                7,892,000
                                      -------------                ---------

GROSS PROFIT                              1,190,000                  618,000
                                     --------------             ------------

OTHER EXPENSE:

SELLING                                     241,000                  224,000

GENERAL AND ADMINISTRATIVE                  230,000                  187,000


INTEREST EXPENSE                            243,000                  185,000
                                            -------            -------------

TOTAL OTHER EXPENSE                         714,000                  596,000
                                            -------            -------------

INCOME BEFORE INCOME TAXES                  476,000                   22,000

PROVISION FOR INCOME TAXES                    1,000                       --
                                              -----               ----------

NET INCOME                                 $475,000                  $22,000
                                           --------                  -------


NET INCOME PER SHARE:

     BASIC:
                                        $       .15               $      .01
                                        -----------               ----------

     DILUTED:                           $       .15               $      .01
                                        -----------               ----------




WEIGHTED AVERAGE SHARES
OUTSTANDING USED TO COMPUTE
NET INCOME PER SHARE
        BASIC:                            3,137,937                3,284,775

        DILUTED:                          3,138,899                3,284,775


           See accompanying notes to consolidated financial statements

                      LUCILLE FARMS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                           Three Months Ended June 30,

                                                     2004                2003
                                                  -----------        -----------


Cash flows from operating activities:

Net Income                                     $   475,000          $   22,000

 Adjustments to reconcile net Income to net cash provided by operating activities:

Depreciation and amortization                      236,000             227,000
Provision for doubtful accounts                     40,000                  --
(Increase) decrease in assets:
     Accounts receivable                          (505,000)            169,000
     Inventories                                  (119,000)           (359,000)
     Prepaid expenses and other current
     assets                                         63,000              31,000
     Other assets                                   15,000             100,000
 Increase (decrease) in liabilities:
     Accounts payable                               86,000             658,000
     Accrued expenses                              (86,000)           (215,000)
                                                ----------            --------
Net cash provided by
 operating activities                              205,000             633,000
                                               -----------            --------

CASH FLOW FROM INVESTING ACTIVITIES:

 Purchase of property, plant
 and equipment                                   (158,000)             (72,000)
                                                ---------             --------
Net cash used in investing
 Activities                                      (158,000)             (72,000)
                                                ---------             --------

CASH FLOW FROM FINANCING ACTIVITIES:
 Proceeds from revolving
  credit loan-net                                  71,000               62,000
Principal Payments on long-term debt             (551,000)            (581,000)
                                                ---------            ---------
Net cash used in financing activities            (480,000)            (519,000)
                                                ---------            ---------
NET DECREASE IN CASH AND
CASH EQUIVALENTS                                 (433,000)              42,000
CASH AND CASH EQUIVALENTS-BEGINNING               611,000                4,000
                                                ---------           ----------
CASH AND CASH EQUIVALENTS-ENDING                 $178,000           $   46,000
                                                ---------           ----------

           See accompanying notes to consolidated financial statements

                      LUCILLE FARMS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. The Consolidated Balance Sheet as of June 30, 2004 and the Consolidated Statements of Income and Cash Flows for the three month periods ended June 30, 2004 and 2003 have been prepared by the Company without audit. In the opinion of management, the accompanying consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the financial position of Lucille Farms, Inc. and subsidiaries as of June 30, 2004, the results of its operations and its cash flows for the three months ended June 30, 2004 and 2003.

       Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). Although the Company believes that the disclosures are adequate to make the information presented not misleading, it is suggested that these financial statements be read in conjunction with the year-end financial statements and notes thereto for the fiscal year ended March 31, 2004 included in the Company's Annual Report on Form 10-K as filed with the SEC.

       The accounting policies followed by the Company are set forth in the notes to the Company's consolidated financial statements as set forth in its Annual Report on Form 10-K as filed with the SEC.

Recent Accounting Pronouncements

The FASB has issued FIN 46 and related revisions, "Consolidation of Variable Interest Entities." FIN 46 clarifies the application of Accounting Research Bulleting No. 51, "Consolidated Financial Statements, " to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activity without additional subordinated financial support from other parties. FIN 46 should be applied no later than the end of the first reporting period that ends after March 15, 2004. FIN 46 does not have a material effect on its financial position, results of operations or cash flows of the Company.


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

In April 2004, ten-year options to purchase 5,000 shares of the Company's common stock pursuant to the 2002 Stock Option Plan were granted to six directors of the Company at an exercise price of $3.00 per share. Such options vest immediately. Fair value was determined on the date of grant using the Black-Scholes option pricing model using an expected dividend yield of 0; a risk free interest rate of 4.40%; expected stock volatility of 116%; and an expected option life of 10 years.

The following table illustrates the effect on results of operations if the Company had applied the fair value recognition provisions of SFAS No. 123 for the three-month periods ended June 30, 2004 and 2003 (unaudited).



                                                               3-Mos. ended
                                                          ======================
                                                           2004             2003
                                                          =====            =====

       Net Income as reported                            $475,000        $22,000
       Deduct: Total stock-based
        Employee Compensation
       determined under fair value
       method for stock options, net of tax                42,000             --
                                                         ========       ========
       Pro forma income applicable
       to common stockholders                            $433,000        $22,000
                                                         ========       ========
       Basic income per share, as reported                  $0.15          $0.01
                                                         ========       ========
       Basic income per share, pro forma                    $0.14          $0.01
                                                         ========       ========
       Diluted income per share, as reported                $0.15          $0.01
                                                         ========       ========
       Diluted income per share, pro forma                  $0.14          $0.01
                                                         ========       ========


2. Inventories are summarized as follows:

                                          June 30, 2004       March 31, 2004
                                          -------------       --------------

       Finished Goods                     $  2,291,000        $  2,164,000
       Raw Materials                           649,000             691,000
       Supplies and Packaging                  413,000             379,000
                                          ------------        ------------
                                          $  3,353,000        $  3,234,000


3. The Company has a $ 5,000,000 revolving credit facility at June 30, 2004. The loan matures on November 30, 2004 at which time the outstanding principal and interest is due. The Company is seeking alternative financing to replace this loan. Should the Company not be able to secure alternative financing by the extended due date, it will request an additional extension of the loan's due date. However, there is no assurance that such financing can be secured or the extension granted. Failure to secure such financing can have a significant negative effect on the Company's ability to fund operational requirements.

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

       At June 30, 2004 and 2003, 1,382,666 potential common shares, issuable upon conversion of preferred stock and exercise of warrants are excluded from the determination of diluted earnings per share as the related contingencies have not been met. The dilutive effect of 330,000 and 300,000 potential common shares at June 30, 2004 and 2003, respectively, are outlined in the following schedule:


                                             Three Months        Three Months
                                               Ended                Ended
                                            June 30, 2004        June 30, 2004
                                           ---------------       -------------
Numerator:

Net income-basic                             $      475,000      $      22,000
                                             ==============      =============

Net income - diluted                         $      475,000      $      22,000
                                             ==============      =============

Denominator:

Denominator for basic earnings per share
Weighted avg. shares                              3,137,937          3,284,775

Effect of dilutive securities
Stock options                                           962                 --
                                            ---------------      -------------

Denominator for diluted earnings per share        3,138,899          3,284,775

Earnings per share:

Basic:                                          $      0.15        $      0.01
                                                ===========        ===========

Diluted:                                        $      0.15        $      0.01
                                                ===========        ===========

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

General

The Company's low moisture mozzarella cheese, which accounts for more than a majority of the Company's sales, is a commodity item. The Company prices this product competitively with others in the industry, which pricing is based on the Chicago Mercantile Exchange Block Cheddar Market ("CME Block Market). The price the Company pays for fluid milk and condensed skim milk solids, a significant component of cost of goods sold, is not determined until the month after its cheese has been sold. The price of milk is based upon the raw milk components and a weighted average of a number of market components. While the Company generally can anticipate a change in the price of milk because of changes in the CME Block Market, it cannot anticipate the full extent thereof. Therefore, if the CME Block Market price to which our selling price is referenced changes at a different rate than the price of milk, our margins are affected accordingly. By virtue of the pricing structure in the industry, the Company cannot readily pass along to its customers the changes in the cost of milk. As a consequence thereof, the Company's gross profit margin for its products is subject to fluctuation, which fluctuation, however slight, can have a significant effect on profitability.

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



Three months ended June 30, 2004 compared to the three months ended June 30,
2003

Sales for the three months ended June 30, 2004 increased to $12,964,000 from $8,510,000 for the comparable period in 2003, an increase of $4,454,000 or (52.3%). Approximately $4,310,000 or (95.9%) was due to an increase in the average selling price per pound of cheese comparing $2.02 this year versus $1.37 last year. The CME Block Market during the period had reached a high of $2.20, a level not seen in recent years. Like the cheese market, the whey market also experienced a rising market reaching $.21 per pound from $.16 per pound at the beginning of the quarter. Sales for whey amounted to $521,000 in 2004 compared to $337,000 for the same period last year, an increase of $184,000 (or 54.6%).

Cost of sales and gross profit margin for the three month period ended June 30, 2004 were $11,774,000 or (90.8% of sales) and, $1,190,000 or (9.2% of sales), respectively, compared to a cost of sales and gross profit margin of $7,892,000 or (92.7% of sales) and $618,000 or (7.3% of sales) respectively for the comparable period in 2003. The decrease in the cost of sales and corresponding increase in gross profit margin for 2004 as a percentage of sales were the result of a larger increase in the price of cheese compared to the increase in the price of milk. Cost of sales was also affected by higher labor costs, rising natural gas costs, insurance expense, repairs and maintenance expenses, waste removal costs and equipment parts and supplies.

Selling, general, and administrative expenses for the three-month period ended June 30, 2004 amounted to $471,000 (or 3.6% of sales) compared to $411,000 (or 4.8% of sales) for the comparable period in 2003. Higher commission costs, advertising expenses, legal fees, and labor costs accounted for most of the increase in expenses.

Interest expense for the period ended June 30, 2004 amounted to $243,000 compared to $185,000 for the same period last year, an increase of $58,000. Higher balances and a higher interest rate on our revolver loan along with interest expense on a long term payable were partially offset by the repayment of $500,000 on our term loan with Co Bank to account for the increase year to year.

The provision for income tax for the period ended June 30, 2004 reflects a minimum state tax, with the tax benefits of operating losses being offset by the effect of changes in the valuation allowance. Such amounts are re-evaluated each period based on the results of operations.

The company's net income was $475,000 for June 30, 2004 compared to net income of $22,000 for the comparable period in 2003, an increase of $453,000. The primary factors contributing to these changes are discussed above.

Liquidity and Capital Resources

The Company had available a $5,000,000 revolving credit facility at June 30, 2004, which will mature on November 30, 2004 (with St. Albans Cooperative Creamery, Inc. participating therein to the extent of $4,000,000) at which time the outstanding principal balance is due. The rate of interest on amounts borrowed against the revolving credit facility is based upon the prime rate plus 3% (7.25% at June 30, 2004). Advances under this facility are limited to 50% of inventory (with a cap on inventory borrowing of $1,000,000) and 80% of receivables, as defined in the agreement. The commitment contains various restrictive covenants including requiring the Company to generate an increase in its dollar amount of net worth annually. The Company is seeking alternative financing to replace this facility. Should the Company not be able to secure alternative financing by the due date, it will request an extension until such financing is secured. However, there is no assurance that such financing can be secured or that the extension will be granted. Failure to secure such financing or extension can have a significant negative effect on the Company's ability to fund operational requirements.

At June 30, 2004, the Company had negative working capital of ($350,000) as compared to negative working capital of ($383,000) at March 31, 2004. The Company's revolving bank line of credit is available for the Company's working capital requirements.

At June 30, 2004, $4,352,000 was outstanding under the revolving credit line and $370,000 was available for additional borrowing.

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

On May 23, 2001, the Company entered into a new term loan with Co Bank for $2,000,000 with interest payable at 1% above the rate of interest established by the bank as its national variable rate. $1,000,000 of such loan has been repaid and the balance is repayable in two consecutive annual installments of $500,000 with the next installment due on May 1, 2005. The loan is collateralized by the Company's plant and equipment and was used for working capital.

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

For the three-month period ended June 30, 2004, cash provided by operating activities was $205,000. A profit from operations of $475,000 increased cash. In addition, an increase in accounts payable of $86,000, along with increases in prepaid expenses of $63,000 and other assets of $15,000 provided cash. While increases in accounts receivable of $505,000 and inventory of $119,000 and a decrease in accrued expenses of $86,000 decreased cash.

Net cash used in investing activities was $158,000 for the period ended June 30, 2004, which represented purchase of property, plant and equipment.

Net cash used in financing activities was $480,000 for the period ended June 30, 2004. Payments of the installment to Co Bank and other long-term debt of $500,000 and 51,000, respectively, decreased cash.

The Company presently is seeking to replace its $5,000,000 secured revolving credit line, the maturity of which has been extended to November 30, 2004. The Company estimates that based on current plans and its ability to replace or extend the revolving line of credit. its resources, including revenues from operations and utilization of its revolving credit lines, should be sufficient to meet anticipated needs for at least 12 months. Failure to secure such financing or receive such extension will result in a significant negative effect on the Company's liquidity.

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

The Company is subject to interest rate exposure on variable rate debt. The amount of that debt at the balance sheet date, June 30, 2004 and March 31, 2004 amounted to $5,352,000 and $5,781,000, respectively. Since the interest rate on debt is based upon the prime rate plus 1%, or 3%, the cost of this debt will increase or decrease accordingly with changes in the prime rate.

The Company has exposure to the commodity price for cheese, dry whey and fluid milk. We have addressed these exposures in the general paragraph of Management's Discussion and Analysis, Item 2 above.

ITEM 4. CONTROLS AND PROCEDURES

Within 90 days prior to the date of filing this Form 10-Q, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the CEO and CFO, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Securities Exchange Act of 1934 Rule 13a-14. Based upon the evaluation, the Company's CEO and CFO concluded that the Company's disclosure controls and procedures are effective, subject to the limitations set forth in the next paragraph below, in timely alerting them to material information relating to the Company required to be included in the Company's periodic SEC filings.

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

Item 6.            Exhibits and Reports on Form 8-K

(a)      Exhibits

10 Loan and Security/Stock Purchase Agreement, dated May 16, 2002, by and among Lucille Farms, Inc., Lucille Farms of Vermont, Inc. and St Albans Cooperative Creamery, Inc. Portions have been omitted pursuant to a request for confidential treatment and have been filed separately with the Securities and Exchange Commission. (1)

99.1 Certification of Periodic Report pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated August 13, 2004.

99.2 Certification of Periodic Report pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated August 13, 2004.

99.3 Certification of Periodic Report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated August 13, 2004.

99.4 Certification of Periodic Report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated August 13, 2004.

                                   SIGNATURES


Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Date:  August 13, 2004              Lucille Farms, Inc.
                                    (Registrant)



                                    By:  /s/ Jay Rosengarten
                                    --------------------
                                    Jay Rosengarten,
                                    Chief Executive Officer



                                    By:  /s/ Albert Moussab
                                    --------------------
                                    Albert Moussab,
                                    Chief Financial Officer
                                    (chief financial and accounting officer)

EXHIBIT INDEX

Exhibit
Number     Description of Exhibit
------     ------------------------------------------------------------------


99.1* Certification of Periodic Report pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated August 13, 2004.

99.2* Certification of Periodic Report pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, August 13, 2004.

99.3* Certification of Periodic Report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated August 13, 2004.

99.4* Certification of Periodic Report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated August 13, 2004.

*  Filed herewith