Form 10-Q
period 2004-09-30
LUCILLE FARMS INC
filed 2004-11-15
CIK 908179

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


          (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                      SECURITITES AND EXCHANGE ACT OF 1934

                         For the Quarterly Period Ended:
                               September 30, 2004
                         Commission File Number 1-12506


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


The number of shares of Registrant's common stock, par value $.001 per share, outstanding as of November 11, 2004 was 3,353,937.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements


                      LUCILLE FARMS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                     ASSETS


                                            SEPTEMBER 30, 2004                     MARCH 31, 2004
                                            ------------------                     --------------
                                                   (UNAUDITED)
                                                   -----------
CURRENT ASSETS:

Cash and cash equivalents                          $   332,000                         $  611,000

Accounts receivable, net
of allowances of $179,000
at September 30, 2004 and $170,000
at March 31, 2004                                    4,825,000                          4,618,000

Inventories                                          3,138,000                          3,234,000

Prepaid expenses and other
current assets                                         567,000                            684,000
                                                       -------                            -------

    Total current assets                             8,862,000                          9,147,000
                                                     ---------                          ---------

PROPERTY, PLANT AND EQUIPMENT, NET                   9,346,000                          9,579,000
                                                     ---------                          ---------

OTHER ASSETS:

Deferred costs, net                                    205,000                            215,000

Other                                                   22,000                             19,000
                                                        ------                             ------

         Total other assets                            227,000                            234,000
                                                       -------                            -------

         TOTAL ASSETS                              $18,435,000                        $18,960,000
                                                   ===========                        ===========

           See accompanying notes to consolidated financial statements

                       LUCILLE FARMS,INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                      LIABILITIES AND STOCKHOLDER'S EQUITY


                                            SEPTEMBER 30, 2004                     MARCH 31, 2004
                                            ------------------                     --------------
                                                   (UNAUDITED)
                                                   -----------
CURRENT LIABILITES:

Revolving credit loan                             $  4,496,000                       $  4,281,000

Accounts payable                                     3,755,000                          3,970,000

Current portion of long-term debt                    1,687,000                            711,000

Accrued expenses                                       461,000                            568,000
                                                       -------                            -------

    Total Current Liabilities                       10,399,000                          9,530,000
                                                    ----------                          ---------

LONG-TERM LIABILITY:

Long-term debt                                       4,854,000                          6,423,000
                                                     ---------                          ---------

          TOTAL LIABILITIES                         15,253,000                         15,953,000

STOCKHOLDERS' EQUITY:

Preferred Stock $0.001 par value
250,000 shares authorized,
216 shares Series A convertible
issued and outstanding                                      --                              1,000

583 shares Series B convertible
issued and outstanding                                   1,000                              1,000

Common stock, $ 0.001 par value,
25,000,000 shares authorized, 3,354,675
shares issued, 3,354,675 outstanding
at September 30, 2004 and 3,137,937
outstanding at March 31, 2004                            4,000                              3,000

Additional paid in capital                           8,548,000                          8,548,000

Accumulated deficit                                 (5,059,000)                        (5,234,000)
                                                  ------------                        -----------

                                                     3,494,000                          3,319,000
Less cost of 216,738 shares of treasury stock         (312,000)                          (312,000)
                                                     ---------                          ---------

Total Stockholders' Equity                           3,182,000                          3,007,000
                                                     ---------                          ---------

TOTAL LIABILITIES AND
STOCKHOLDERS' EQUITY                              $ 18,435,000                       $ 18,960,000
                                                  ============                       ============

           See accompanying notes to consolidated financial statements

                      LUCILLE FARMS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                         THREE MONTHS ENDED SEPTEMBER 30

                                                 2004                   2003
                                                 ----                   ----
SALES                                        $ 11,752,000           $ 10,839,000

COST OF SALES                                  11,301,000              9,892,000
                                             ------------           ------------

GROSS PROFIT                                      451,000                947,000
                                             ------------           ------------

OTHER EXPENSE/:

SELLING                                           199,000                180,000

GENERAL AND ADMINISTRATIVE                        318,000                267,000


INTEREST EXPENSE                                  234,000                180,000
                                             ------------           ------------

TOTAL OTHER EXPENSE                               751,000                627,000
                                             ------------           ------------

 INCOME (LOSS) BEFORE INCOME
TAXES                                            (300,000)               320,000

 PROVISION FOR INCOME TAXES                            --                  1,000
                                             ------------           ------------
NET INCOME (LOSS)                            $   (300,000)          $    319,000
                                             ------------           ------------


EARNINGS (LOSS) PER SHARE
     BASIC:
                                             $       (.09)          $        .10
                                             ------------           ------------

  DILUTED:                                   $       (.09)          $        .10
                                             ------------           ------------





WEIGHTED AVERAGE SHARES
OUTSTANDING USED TO COMPUTE
NET INCOME PER SHARE
        BASIC:                                  3,338,817              3,137,937

        DILUTED:                                3,338,817              3,137,937




           See accompanying notes to consolidated financial statements

                      LUCILLE FARMS, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)

                          SIX MONTHS ENDED SEPTEMBER 30

                                                 2004                   2003
                                                 ----                   ----

SALES                                        $24,716,000             $19,349,000

COST OF SALES                                 23,075,000              17,784,000
                                             -----------             -----------

GROSS PROFIT                                   1,641,000               1,565,000
                                             -----------             -----------

OTHER EXPENSE

SELLING                                          440,000                 404,000

GENERAL AND ADMINISTRATIVE                       548,000                 454,000


INTEREST EXPENSE                                 477,000                 365,000
                                             -----------             -----------

TOTAL OTHER EXPENSE                            1,465,000               1,223,000
                                             -----------             -----------

 INCOME BEFORE INCOME
TAXES                                            176,000                 342,000

 PROVISION FOR INCOME TAXES                        1,000                   1,000
                                             -----------             -----------
NET INCOME                                   $   175,000             $   341,000
                                             -----------             -----------


EARNINGS PER SHARE
     BASIC:
                                             $       .05             $       .11
                                             -----------             -----------

  DILUTED:                                   $       .05             $       .11
                                             -----------             -----------





WEIGHTED AVERAGE SHARES
OUTSTANDING USED TO COMPUTE
NET INCOME PER SHARE
        BASIC:                                 3,239,457               3,186,394

        DILUTED:                               3,245,143               3,186,394


           See accompanying notes to consolidated financial statements

                       LUCILLE FARMS, INC. AND SUBSIDIARES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                          SIX MONTHS ENDED SEPTEMBER 30

                                                              2004                     2003
                                                              ----                     ----

Cash flows from operating activities:

NET INCOME                                                $   175,000             $   341,000

Adjustments to reconcile net
income to net cash provided by
operating activities:

Depreciation and amortization                                 475,000                 460,000
 Provision for doubtful accounts                                9,000                      --
(Increase) decrease in assets:
 Accounts receivable                                         (216,000)             (1,218,000)
 Inventories                                                   96,000
                                                                                   (1,107,000)
 Prepaid expenses and other current assets                    117,000                 100,000
 Other assets                                                   7,000                 102,000
 Increase (decrease) in liabilities:
 Accounts payable                                            (215,000)              1,410,000
 Accrued expenses                                            (107,000)                 53,000
                                                          -----------             -----------
Net cash provided by operating activities                     341,000                 141,000
                                                          -----------             -----------

CASH FLOW FROM INVESTING ACTIVITIES:

 Purchase of property, plant and equipment                   (242,000)               (136,000)
                                                          -----------             -----------
Net cash used In investing
 Activities                                                  (242,000)               (136,000)
                                                          -----------             -----------

CASH FLOW FROM FINANCING ACTIVITIES:
 Proceeds from revolving credit loan-net                      215,000                 773,000
Principal payments on long-term debt and notes               (593,000)               (642,000)
                                                          -----------             -----------
Net cash provided by (used in)
financing activities                                         (378,000)                131,000
                                                          -----------             -----------
NET INCREASE (DECREASE) IN CASH AND
CASH EQUIVALENTS                                             (279,000)                136,000
CASH AND CASH EQUIVALENTS-BEGINNING                           611,000                   4,000
                                                          -----------             -----------
CASH AND CASH EQUIVALENTS-ENDING                          $   332,000             $   140,000
                                                          -----------             -----------

Non-Cash Financing Activity
Conversion of 216 Series A Convertible
Preferred Stock into 216,000 shares
of Common Stock                                           $     1,000             $        --
                                                          ===========             ===========

           See accompanying notes to consolidated financial statements

                      LUCILLE FARMS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. The Consolidated Balance Sheet as of September 30, 2004, the Consolidated Statement of Operations for the three and six month periods ended September 30, 2004 and 2003 and consolidated statement of cash flows for the six months period ended September 30, 2004 and 2003 have been prepared by the Company without audit. In the opinion of management, the accompanying consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the financial position of Lucille Farms, Inc. and subsidiaries as of September 30, 2004, the results of its operations for the three and six months ended September 30, 2004 and 2003 and its cash flows for the six months ended September 30, 2004 and 2003.

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

In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation- Transition and Disclosure", amending FASB Statement No. 123, "Accounting for Stock Based Compensation." This statement amends SFAS No. 123 to provide alternative methods of transition for an entity that voluntarily changes to the fair value based method of accounting for stock-based employee compensation. It also amends the disclosure provisions of SFAS No. 123 to require prominent disclosure about the effects on operating results of an entity's accounting policy decisions with respect to stock-based employee compensation. SFAS No. 148 also amends APB Opinion 128, "Interim Financial Reporting" to require disclosure about those effects in interim financial information.

In April 2004, ten-year options to purchase 5,000 shares of the Company's common stock Option Plan were granted to six directors of the Company at an exercise price of $3.00 per share. Such options vest immediately. Fair value was determined on the date of grant using the Black-Scholes option pricing model using an expected dividend yield of 0; a risk free interest rate of 4.4%, expected stock volatility of 116%, and an expected option life of ten years.

The following table illustrates the effect on results of operations if the Company had applied the fair value recognition provisions of SFAS No. 123 for the six-month periods ended September 30, 2004 and 2003 (unaudited).


                                                          3-Mos ended                       6-Mos. ended
                                                          September 30,                     September 30,
                                                          -------------                     -------------
                                                      2004             2003            2004            2003
                                                      ----             ----            ----            ----

Net (loss) Income as reported                     $ (300,000)      $  319,000      $  175,000      $   341,000
Deduct: Total stock-based
 Employee
Compensation determined
under fair value method for
stock options, net of tax                                 --               --          42,000               --
                                                  ==========       ==========      ==========      ===========
Pro forma income (loss) applicable
to common stockholders                            $ (300,000)      $  319,000      $  133,000      $   341,000
                                                  ==========       ==========      ==========      ===========
Basic income (loss) per share, as reported        $    (0.09)      $      .10      $     0.05      $      0.11
                                                  ==========       ==========      ==========      ===========
Basic income (loss) per share, pro forma          $    (0.09)      $      .10      $     0.04      $      0.11
                                                  ==========       ==========      ==========      ===========
Diluted income (loss) per share, as reported      $    (0.09)      $      .10      $     0.05      $      0.11
                                                  ==========       ==========      ==========      ===========
Diluted income (loss) per share, pro forma        $    (0.09)      $      .10      $     0.04      $      0.11
                                                  ==========       ==========      ==========      ===========


2. The results of operations for the three and six months ended September 30, 2004 are not necessarily indicative of the results to be expected for the entire fiscal year.

3.     Inventories are summarized as follows:

                                        September 30, 2004           March 31, 2004
                                        ------------------           --------------

        Finished goods                     $2,170,000                 $2,164,000
        Raw Materials                         439,000                    691,000
        Supplies and Packaging                529,000                    379,000
                                         ------------               ------------
                                           $3,138,000                 $3,234,000
                                         ============               ============


4. The Company has a $ 5,000,000 revolving credit facility at September 30, 2004. The loan matures on November 30, 2004 at which time the outstanding principal is due. The Company is seeking alternative financing to replace this loan. Should the Company not be able to secure alternative financing by the extended due date, it will request an additional extension of the loan's due date. However, there is no assurance that such financing can be secured or the extension granted. Failure to secure such financing can have a significant negative effect on the Company's ability to fund operational requirements.

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

       At September 30, 2004 and 2003, 1,166,666 and 1,382,666 potential common shares, respectively, issuable upon conversion of preferred stock and exercise of warrants are excluded from the determination of diluted earnings per share as the related contingencies have not been met. The dilutive effect of the 330,000 and 300,000 potential common shares at September 30, 2004 and 2003, respectively, are outlined in the following schedule:

                                        Three-Months          Three Months           Six Months          Six Months
                                           Ended                 Ended                 Ended               Ended
                                     September 30, 2004    September 30, 2003    September 30,2004    September 30,2003
                                     ------------------    ------------------    -----------------    -----------------
Numerator:

Net income (loss)- basic                $  (300,000)          $   319,000          $   175,000          $   341,000
                                        -----------           -----------          -----------          -----------

Net Income (loss)-diluted               $  (300,000)          $   319,000          $   175,000          $   341,000
                                        -----------           -----------          -----------          -----------



Denominator

Denominator for basic earnings
per share
Weighted avg. shares                      3,338,817             3,137,937            3,239,457            3,186,394


Effect of dilutive securities
Stock options                                    --                   --                 5,686                   --
                                        -----------           -----------          -----------          -----------

Denominator for diluted
earnings per share                        3,338,817             3,137,937            3,245,143
                                                                                                          3,186,394

Earnings (loss) per share

Basic:                                  $     (0.09)          $      0.10          $      0.05          $      0.11
                                        -----------           -----------          -----------          -----------




Diluted:                                $     (0.09)          $      0.10          $      0.05          $      0.11
                                        -----------           -----------          -----------          -----------

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



Three months ended September 30, 2004 compared to the three months ended September 30, 2003

Sales for the three months ended September 30, 2004 increased to $11,752,000 from $10,839,000 for the comparable period in 2003, an increase of $913,000 (or 8.4%). Approximately $772,000 (or 87.7%) was due to an increase in the number of pounds of cheese sold from 6,289,000 pounds in 2003 to 6,790,000 pounds in 2004, an increase of 501,000 pounds (or 8.0%) year to year. Sales for whey amounted to $448,000 in 2004 compared to $340,000 for the same period last year, an increase of $108,000 (or 31.8%).

Cost of sales and gross profit margin for the three-month period ended September 30, 2004 were $11,301,000 (or 96.2% of sales) and $451,000 (or 3.8% of sales), respectively compared to a cost of sales and gross profit margin of $9,892,000 (or 91.3% of sales) and $947,000 (or 8.7% of sales), respectively, for the comparable period in 2003. The increase in the cost of sales and corresponding decrease in gross profit margin for 2004 as a percentage of sales were the result of the selling price per pound of cheese dropping dramatically while the price of milk did not decline proportionately with cheese; thus putting pressure on our gross margins. Cost of sales was also affected by higher natural gas costs, repairs and maintenance expense, and equipment rental.

Selling, general, and administrative expenses for the three-month period ended September 30, 2004 amounted to $517,000 (or 4.4% of sales) compared to $447,000 (or 4.1% of sales) for the comparable period in 2003. Higher commission costs, trade show costs, advertising expenses, bank charges, freight costs and travel expenses accounted for most of the increase in expenses.

Interest expense for the three-month period ended September 30, 2004 amounted to $234,000 compared to $180,000 for the same period last year, an increase of $54,000. Higher balances and a higher interest rate on our revolver loan accounted for the increase year to year.

The provision for income tax for the three month period ended September 30, 2004 reflects a minimum state tax, with the tax benefits of operating losses being offset by the effect of changes in the valuation allowance. Such amounts are re-evaluated each period based on the results of the operations.

The Company's net loss was $300,000 for the three months ended September 30, 2004, compared to net income of $319,000 for the comparable period in 2003. The primary factors contributing to these changes are discussed above.

Six months ended September 30, 2004 compared to six months ended September 30, 2003

Sales for the six months ended September 30, 2004 increased to $24,716,000 from $19,349,000 for the comparable period in 2003, an increase of $5,367,000 (or 27.7%). Approximately $5,520,000 (or 102.9%) was due to an increase in the average selling price per pound of cheese from $1.43 last year to $1.86 this year. This increase was offset by a decrease in the number of pounds sold from 13,110,000 pounds in 2003 to 12,869,000 in 2004, a decrease of 241,000 pounds
(or 1.8%) year to year. Sales for whey amounted to $970,000 in 2004 compared to $678,000 for the same period last year, an increase of $292,000 (or 43%).

Cost of sales and gross profit margin for the six month period ended September 30, 2004 were $23,075,000 (or 93.4% of sales) and $1,641,000 (or 6.6% of sales)
compared to a cost of sales and gross profit margin of $17,784,000 (or 91.9% of sales) and $1,565,000 (or 8.1% of sales), respectively, for the comparable period in 2003. The increase in the cost of sales and decrease in gross profit margins can be attributed to higher milk costs, labor costs, higher natural gas costs, repairs and maintenance expenses, cleaning supplies and rent expense.

Selling, general and administrative expenses for the six months ended September 30, 2004 amounted to $988,000 (or 4.0% of sales) compared to $858,000 (or 4.4%
of sales) for the comparable period in 2003. Higher commission expenses, trade show costs, advertising expense and bank charges accounted for the increase year over year.

Interest expense (net) for the six months ended September 30, 2004 amounted to $477,000 compared to $365,000 for the six months ended September 30, 2003, an increase of $112,000. The Company's revolving bank line of credit was raised to $5,000,000 during the current year and the interest rate was raised to prime rate plus three percent whereas last year our revolving line of credit was $4,000,000 and the interest rate was prime rate plus two percent. As a result, the Company had larger loan balances and higher interest rates that accounted for the increase.

The provision for income tax for the six-month period ended September 30, 2004 and September 30, 2003 of $1,000 reflect minimum state taxes. Charges for federal income taxes were offset by changes in the valuation allowances for the six months ended September 30, 2004 and September 30, 2003. Such amounts are re-evaluated each quarter based on the results of operations.

The Company's net income of $175,000 for the six months ended September 30, 2004 represents a decrease of $166,000 from the net income of $341,000 for the comparable period in 2003. The primary factors contributing to these changes are discussed above.

Liquidity and Capital Resources

The Company had available a $5,000,000 revolving credit facility at September 30, 2004, which will mature on November 30, 2004 (with St. Albans Cooperative participating therein to the extent of $4,000,000) at which time the outstanding principal balance is due. The rate of interest on amounts borrowed against the revolving credit facility is based upon the prime rate plus 3% (7.75% at September 30, 2004). Advances under this facility are limited to 50% of inventory (with a cap on inventory borrowing of $1,000,000) and 80% of receivables as defined in the agreement. The commitment contains various restrictive covenants including requiring the Company to generate an increase in its dollar amount of net worth annually. The Company is seeking alternative financing to replace this facility. Should the Company not be able to secure alternative financing by the due date, it will request an extension until such financing is secured. However, there is no assurance that such financing can be secured or that the extension will be granted. Failure to secure such financing or extension can have a significant negative effect on the Company's ability to fund operational requirements.


At September 30, 2004, the Company had negative working capital of ($1,537,000) as compared to negative working capital of ($383,000) at March 31, 2004. The Company's revolving bank line of credit is available for the Company's working capital requirements.

At September 30, 2004, $4,496,000 was outstanding under the revolving credit line.

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

On August 26, 2004, CoBank assigned its term loan for $1,000,000 with interest payable at 1% above the prime rate to St. Albans Cooperative Creamery. The loan is repayable in two consecutive annual installments of $500,000 with the next installment due on May 1, 2005. The loan is collateralized by the Company's plant and equipment and is used for working capital. This loan is the result of St. Albans Cooperative Creamery paying off the term loan owed to CoBank by Lucille Farms, Inc.

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

For the six-month period ended September 30, 2004, cash provided by operating activities was $341,000. A profit from operations of $175,000 increased cash. In addition, a decrease in inventory, prepaid expenses and other assets provided cash while an increase in accounts receivable and a decrease in accounts payable and accrued expenses decreased cash.

Net cash used by investing activities was $242,000 for the period ended September 30, 2004, which represented purchase of property, plant and equipment.

Net cash used in financing activities was $378,000 for the period ended September 30, 2004. Payments of the installment to Co Bank of $500,000 and the Company's mortgage payments of $74,000 decreased cash.

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


ITEM  3. QUALITATIVE AND QUANTITATIVE DISCLOSURE ABOUT MARKET RISK

In September 2004, the Company began to hedge the risks of the prices in the cheese and milk markets to ensure profitability. The Company has undertaken a program to sell cheese under long-term contracts and to hedge the transaction through the purchase of milk futures. Increases and decreases in the price of milk in the market (resulting in potential losses or profits on the sale of cheese) would generally be offset by corresponding losses and gains on the related hedging instruments, resulting in negligible net exposure for such transactions. To date, the majority of our expense for milk is not hedged.

In designing a specific hedging program approach, the Company considers several factors including offsetting exposures, significance of exposures, costs associated with entering into a particular hedge instrument and potential effectiveness of the hedge. Our hedging program reduces, but does not entirely eliminate, the impact of milk price movements. Due primarily to our limited use of the hedging program to date, the impact of the hedging program on milk expense fluctuations has not been material to our consolidated financial statements.

The Company is subject to interest rate exposure on variable rate debt. The amount of that debt at balance sheet date of September 30, 2004 and March 31, 2004 amounted to $5,496,000, and $5,781,000, respectively. Since the interest rate on debt is based upon the prime rate plus 1% or 3%, the cost of this debt will increase or decrease accordingly with changes in the prime rate.

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



                           PART II - OTHER INFORMATION

Item 2.  Changes in Securities and Use of Proceeds

On June 12, 2001, the Company sold $540,000 of Series A Redeemable Convertible Preferred Stock to an accredited investor in exchange for roll drying equipment. The shares were sold pursuant to Section 4(2) of the Securities Act and Rule 506 of Regulation D promulgated thereunder. On July 7, 2004, these shares were converted to 216,000 shares of Lucille Farms common stock per the preferred stock agreement.

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

Item 6.                  Exhibits and Reports on Form 8-K

(a)      Exhibits

10 Loan and Security/Stock Purchase Agreement, dated May 16, 2002, by and among Lucille Farms, Inc., Lucille Farms of Vermont, Inc. and St Albans Cooperative Creamery, Inc. Portions have been omitted pursuant to a request for confidential treatment and have been filed separately with the Securities and Exchange Commission. (1)

31.1 Certification of Periodic Report pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated November 15, 2004.

31.2 Certification of Periodic Report pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated November 15, 2004.


32.1 Certification of Periodic Report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated November 15, 2004

32.2 Certification of Periodic Report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated November 15, 2004.

(b)      Reports on Form 8-K

         Current Report on Form 8-K, filed August 16, 2004, relating to the results of operations for the period ended June 30, 2004.

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Date:  November 15, 2004            Lucille Farms, Inc.
       ------------------
                                    (Registrant)



                                    By:  /s/ Jay Rosengarten
                                    --------------------
                                    Jay Rosengarten,
                                    Chief Executive Officer



                                    By:  /s/ Albert Moussab
                                    --------------------
                                    Albert Moussab,
                                    Chief Financial Officer
                                    (chief financial and accounting officer)

EXHIBIT INDEX

Exhibit
Number            Description of Exhibit
------            ----------------------


31.1* Certification of Periodic Report pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated November 15, 2004.

31.2* Certification of Periodic Report pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated November 15, 2004.

32.1* Certification of Periodic Report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated November 15, 2004.

32.2* Certification of Periodic Report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated November 15, 2004.





*        Filed herewith