Form 10-Q
period 2004-12-31
LUCILLE FARMS INC
filed 2005-02-15
CIK 908179

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


           (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                      SECURITITES AND EXCHANGE ACT OF 1934

                         For the Quarterly Period Ended:
                                December 31, 2004
                         Commission File Number 1-12506


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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
 YES [X]   NO [ ]


The number of shares of Registrant's common stock, par value $.001 per share, outstanding as of February 14, 2005 was 3,353,937.

 PART I. FINANCIAL INFORMATION

Item 1. Financial Statements


                      LUCILLE FARMS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                     ASSETS


                                             DECEMBER 31, 2004                     MARCH 31, 2004
                                             -----------------                     --------------
                                                   (UNAUDITED)
CURRENT ASSETS:

Cash and cash equivalents                          $   156,000                         $  611,000

Accounts receivable, net
of allowances of $201,000
at December 31, 2004 and $170,000
at March 31, 2004                                    5,589,000                          4,618,000

Inventories                                          3,119,000                          3,234,000

Prepaid expenses and other
current assets                                         746,000                            684,000
                                                   -----------                        -----------


    Total current assets                             9,610,000                          9,147,000
                                                   -----------                        -----------

PROPERTY, PLANT AND EQUIPMENT, NET                   9,144,000                          9,579,000
                                                   -----------                        -----------

OTHER ASSETS:

Deferred costs, net                                    667,000                            215,000

Other                                                   22,000                             19,000
                                                   -----------                        -----------

         Total other assets                            689,000                            234,000
                                                   -----------                        -----------

         TOTAL ASSETS                              $19,443,000                        $18,960,000
                                                   ===========                        ===========


           See accompanying notes to consolidated financial statements

                       LUCILLE FARMS,INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                      LIABILITIES AND STOCKHOLDER'S EQUITY

                                             DECEMBER 31, 2004                     MARCH 31, 2004
                                             -----------------                     --------------
                                                   (UNAUDITED)
CURRENT LIABILITIES:

Revolving credit loan                                       --                     $    4,281,000

Accounts payable                                     2,274,000                          3,970,000

Current portion of long-term debt                      681,000                            711,000

Accrued expenses                                       505,000                            568,000
                                                    ----------                         ----------

    Total Current Liabilities                        3,460,000                          9,530,000
                                                    ----------                         ----------

LONG-TERM LIABILITIES:


Revolving credit loan                                5,090,000                                 --

Long-term debt                                       6,808,000                          6,423,000

Long-term accounts payable                           1,500,000                                 --
                                                  ------------                       ------------

                                                    13,398,000                          6,423,000
                                                  ------------                       ------------

          TOTAL LIABILITIES                         16,858,000                         15,953,000

STOCKHOLDERS' EQUITY:

Preferred Stock $0.001 par value
250,000 shares authorized:

216 shares Series A convertible
issued and outstanding at March 31, 2004                    --                              1,000

583 shares Series B convertible
issued and outstanding                                   1,000                              1,000

Common stock, $ 0.001 par value,
25,000,000 shares authorized, 3,570,675
shares issued, 3,353,937 outstanding
at December 31, 2004 and 3,354,675 shares
issued and 3,137,937 outstanding at March 31, 2004       4,000                              3,000

Additional paid in capital                           8,548,000                          8,548,000

Accumulated deficit                                 (5,656,000)                        (5,234,000)
                                                  ------------                       ------------

                                                     2,897,000                          3,319,000
Less cost of 216,738 shares of treasury stock         (312,000)                          (312,000)
                                                  ------------                       ------------

Total Stockholders' Equity                           2,585,000                          3,007,000
                                                  ------------                       ------------

TOTAL LIABILITIES AND
STOCKHOLDERS' EQUITY                              $ 19,443,000                       $ 18,960,000
                                                  ============                       ============

           See accompanying notes to consolidated financial statements

                      LUCILLE FARMS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                           THREE MONTHS ENDED DECEMBER 31
                                                      2004                       2003
                                                      ----                       ----
SALES                                            $ 11,628,000                $ 10,850,000

COST OF SALES                                      11,473,000                  10,493,000
                                                 ------------                ------------

GROSS PROFIT                                          155,000                     357,000
                                                 ------------                ------------

OTHER EXPENSE:

SELLING                                               335,000                     239,000

GENERAL AND ADMINISTRATIVE                            180,000                     230,000


INTEREST EXPENSE                                      237,000                     205,000
                                                 ------------                ------------

TOTAL OTHER EXPENSE                                   752,000                     674,000
                                                 ------------                ------------

NET LOSS                                         $   (597,000)               $   (317,000)
                                                 ------------                ------------

LOSS PER SHARE
  BASIC:                                                $(.18)                      $(.10)
                                                 ------------                ------------

  DILUTED:                                              $(.18)                      $(.10)
                                                 ------------                ------------



WEIGHTED AVERAGE SHARES
OUTSTANDING USED TO COMPUTE
NET INCOME PER SHARE
        BASIC:                                      3,353,937                   3,137,937

        DILUTED:                                    3,353,937                   3,137,937


           See accompanying notes to consolidated financial statements

                      LUCILLE FARMS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                  NINE MONTHS ENDED DECEMBER 31
                                             2004                          2003
                                             ----                          ----
SALES                                     $ 36,344,000                $ 30,199,000

COST OF SALES                               34,548,000                  28,277,000
                                          ------------                ------------

GROSS PROFIT                                 1,796,000                   1,922,000
                                          ------------                ------------

OTHER EXPENSE:

SELLING                                        775,000                     644,000

GENERAL AND ADMINISTRATIVE                     728,000                     684,000


INTEREST EXPENSE                               714,000                     570,000
                                          ------------                ------------

TOTAL OTHER EXPENSE                          2,217,000                   1,898,000
                                          ------------                ------------

INCOME (LOSS) BEFORE
  INCOME TAXES                                (421,000)                     24,000

PROVISION FOR INCOME TAXES                       1,000                       1,000
                                          ------------                ------------

NET INCOME (LOSS)                         $   (422,000)               $     23,000
                                          ------------                ------------

EARNINGS (LOSS) PER SHARE
  BASIC:                                         $(.13)                       $.01
                                          ------------                ------------

  DILUTED:                                       $(.13)                       $.01
                                          ------------                ------------





WEIGHTED AVERAGE SHARES
OUTSTANDING USED TO COMPUTE
NET INCOME (LOSS) PER SHARE
        BASIC:                               3,277,748                   3,138,862

        DILUTED:                             3,277,748                   3,138,862




           See accompanying notes to consolidated financial statements

                       LUCILLE FARMS, INC. AND SUBSIDIARES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                             NINE MONTHS ENDED DECEMBER 31
                                                           2004                       2003
                                                           ----                       ----

Cash flows from operating activities:

NET INCOME (LOSS)                                     $  (422,000)               $    23,000

 Adjustments to reconcile net
 income (loss) to net cash provided by
 (used in) operating activities:

Depreciation and amortization                             717,000                    702,000
Provision for doubtful accounts                            31,000                     25,000
(Increase) decrease in assets:
 Accounts receivable                                   (1,002,000)                  (567,000)
 Inventories                                              115,000                   (512,000)
 Prepaid expenses and other current
 assets                                                   (62,000)                   (32,000)
 Other assets                                             (21,000)                   106,000
 Increase (decrease) in liabilities:
 Accounts payable                                        (196,000)                   714,000
 Accrued expenses                                         (63,000)                  (149,000)
                                                      -----------                -----------
Net cash provided by (used in)
 operating activities                                    (903,000)                   310,000
                                                      -----------                -----------

CASH FLOW FROM INVESTING ACTIVITIES:

 Purchase of property, plant
 and equipment                                           (282,000)                  (301,000)
                                                      -----------                -----------

CASH FLOW FROM FINANCING ACTIVITIES:
 Proceeds from revolving
  credit loan-net                                         809,000                    686,000
Principal payments on long-term
  debt and notes                                          355,000                   (695,000)
Loan financing fees                                      (434,000)                        --
                                                      -----------                -----------
Net cash provided by (used in)
financing activities                                      730,000                     (9,000)
                                                      -----------                -----------
NET DECREASE IN CASH AND
CASH EQUIVALENTS                                         (455,000)                        --
CASH AND CASH EQUIVALENTS-BEGINNING                       611,000                      4,000
                                                      -----------                -----------
CASH AND CASH EQUIVALENTS-ENDING                      $   156,000                $     4,000
                                                      -----------                -----------

NON-CASH FINANCING ACTIVITIES:
Conversion of 216 Series A Convertible
 Preferred Stock into 216,000 Shares of
 Common Stock                                         $     1,000                $        --
                                                      -----------                -----------
Refinancing of Revolving Credit Loans
and Long Term Debt                                    $ 7,281,000                $        --
                                                      ===========                ===========

           See accompanying notes to consolidated financial statements

                      LUCILLE FARMS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. The Consolidated Balance Sheet as of December 31, 2004, the Consolidated Statement of Operations for the three and nine month periods ended December 31, 2004 and 2003 have been prepared by the Company without audit. In the opinion of management, the accompanying consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the financial position of Lucille Farms, Inc. and subsidiaries as of December 31, 2004, the results of its operations for the three and nine months ended December 31, 2004 and 2003 and its cash flows for the nine months ended December 31, 2004 and 2003.

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

Recent Accounting Pronouncements

In January 2003, the FASB issued FIN 46, "Consolidation of Variable Interest Entities" (VIE's), an interpretation of Accounting Research Bulletin No. 51. FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. In December 2003, the FASB issued FIN 46R (revised December 2003), which delays the effective date of the application of FIN 46 to non-special purpose VIE's acquired or created before February 1, 2003, to the interim period ended December 31, 2004, and provides additional technical clarifications to implementation issues. Management does not anticipate the adoption of this interpretation will have a material impact on the consolidated financial statements.

In December 2004, the FASB issued Statement 123 (revised 2004), "Share-Based Payment" ("FAS 123R") that will require compensation costs related to share-based payment transactions to be recognized in the financial statements. FAS 123R is effective for public entities that do not file as small business issuers as of the beginning of the first interim or annual reporting period that begins after June 15, 2005. Management anticipates that the adoption of this statement may impact the consolidated statements if future grants of options to employees are incurred.

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

In April 2004, ten-year options to purchase 5,000 shares of the Company's common stock were granted to six directors of the Company at an exercise price of $3.00 per share. Such options vest immediately. Fair value was determined on the date of grant using the Black-Scholes option pricing model using an expected dividend yield of 0; a risk free interest rate of 4.4%, expected stock volatility of 116%, and an expected option life of ten years.

The following table illustrates the effect on results of operations if the Company had applied the fair value recognition provisions of SFAS No. 123 for the six-month periods ended September 30, 2004 and 2003 (unaudited).


                                                3-Mos ended                   9-Mos. ended
                                                December 31,                   December 31,
                                                ------------                   ------------
                                           2004             2003           2004            2003
                                           ----             ----           ----            ----

Net (loss) Income as reported           $(597,000)      $(317,000)      $(422,000)      $   23,000
Deduct: Total stock-based
 Employee
Compensation determined
under fair value method for
stock options, net of tax                      --              --          42,000               --
                                        =========       =========       =========       ==========
Pro forma income (loss) applicable
to common stockholders                  $(597,000)      $ 317,000       $(464,000)      $   23,000
                                        =========       =========       =========       ==========
Basic income (loss) per share,
 as reported                            $   (0.18)      $    (.10)      $    (.13)      $     0.01
                                        =========       =========       =========       ==========
Basic income (loss) per share,
 pro forma                              $   (0.18)      $    (.10)      $    (.13)      $     0.01
                                        =========       =========       =========       ==========
Diluted income (loss) per share,
as reported                             $   (0.18)      $    (.10)      $    (.14)      $     0.01
                                        =========       =========       =========       ==========
Diluted income (loss) per share,
pro forma                               $   (0.18)      $    (.10)      $    (.14)      $     0.01
                                        =========       =========       =========       ==========


2. The results of operations for the three and nine months ended December 31, 2004 are not necessarily indicative of the results to be expected for the entire fiscal year.

3.     Inventories are summarized as follows:

                                         December 31, 2004           March 31, 2004
                                         -----------------           --------------

        Finished goods                     $2,354,000                 $2,164,000
        Raw Materials                         179,000                    691,000
        Supplies and Packaging                586,000                    379,000
                                           ----------                 ----------
                                           $3,119,000                 $3,234,000
                                           ==========                 ==========

4. On December 2, 2004, the Company obtained an $11 million borrowing facility from LaSalle Business Credit, LLC, consisting of:

              a. a $7,000,000 revolving loan with interest payable at 1/4 of 1% over the LaSalle Bank prime lending rate (5.25% at December 31, 2004) to be repaid on December 1, 2009. At December 31, 2004 the outstanding balance due on the revolving loan is $5,090,000,

              b. a $2,000,000, five year, "term loan A," with interest payable at 1/4 of 1% over the LaSalle Bank prime lending rate, payable interest only for the first two years with equal monthly installments of principal of $23,810 (based on a 7 year amortization schedule) commencing on December 1, 2006 and continuing thereafter on the first day of each succeeding calendar month with any unpaid principal balance due on December 1, 2009. The proceeds of term loan A were used to repay outstanding loans,

              c. a $1,000,000, two year "term loan B," with interest payable at 1.5% over the LaSalle Bank prime lending rate, payable in equal monthly installments of principal of $41,667 commencing January 1, 2005. The proceeds of term loan B will be used for working capital, and

              d. capital equipment loans aggregating $1,000,000, with interest at 1.25% over the LaSalle prime lending rate, the proceeds of which will be used to purchase equipment as part of the Company's capital expansion plan. Each capital expenditure loan will be repaid in equal monthly installments in an amount sufficient to repay such loan in full by the end of the sixtieth month following the date of the loan advance. There was no balance due on the capital equipment loans at December 31, 2004.

                  The borrowing facility is collateralized by all of the Company's assets with additional collateral in the form of an assignment of the proceeds of a life insurance policy insuring the life of the CEO of the Company in an amount of $1,000,000.

       At December 31, 2004, the Company was in default of various covenants related to its debt with LaSalle Business Credit, LLC. The Company has received waivers for the existing defaults and amended such covenants going forward.

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

       At December 31, 2004 and 2003, 1,166,666 and 799,333 potential common shares, respectively, issuable upon conversion of preferred stock and exercise of warrants are excluded from the determination of diluted earnings per share as the related contingencies have not been met. The dilutive effect of the 496,667 and 120,000 potential common shares at December 31, 2004 and 2003, respectively, are outlined in the following schedule:

                                                   Three-Months         Three Months         Nine Months            Nine Months
                                                       Ended                Ended               Ended                  Ended
                                                 December 31, 2004     December 31, 2003   December 31, 2004     December 31, 2003

Numerator:

Net income (loss)- basic                           $  (597,000)         $  (317,000)         $  (422,000)         $    23,000
                                                   -----------          -----------          -----------          -----------

Net Income (loss)-diluted                          $  (597,000)         $  (317,000)         $  (422,000)         $    23,000
                                                   -----------          -----------          -----------          -----------

Denominator

Denominator for basic earnings
per share
Weighted avg. shares                                 3,353,937            3,137,937            3,277,748            3,138,862


Effect of dilutive securities
Stock options                                               --                   --                   --                   --
                                                   -----------          -----------          -----------          -----------
Denominator for diluted
earnings per share                                   3,353,937            3,137,937            3,277,748            3,138,862

Earnings (loss) per share

Basic:                                             $      (.18)         $      (.10)         $      (.13)         $       .01
                                                   -----------          -----------          -----------          -----------
 Diluted:                                          $      (.18)         $      (.10)         $      (.13)         $       .01
                                                   -----------          -----------          -----------          -----------



6. Long Term Accounts Payable

         In connection with the Company's borrowing facility with LaSalle Business Credit, LLC, St. Albans Cooperative Creamery, Inc., the Company's milk supplier, agreed to subordinate to LaSalle a $1,500,000 outstanding trade account payable due from the Company to St. Albans, on which trade account payable the Company is paying interest at the Bank North short-term repo rate. Pursuant to the terms of the subordination, St. Albans may receive, so long as no default exists with respect to the LaSalle borrowing facility (a) regularly scheduled payments of interest and principal, on a current basis, up to a maximum of $75,000 in any fiscal year of the Company (the "Basic Payment"), and
(b) commencing with the Company's fiscal year ended March 31, 2006, a prepayment in an amount equal to 10% of the Company's Excess Cash Flow (as defined in the LaSalle lending documents) for the fiscal year, minus the amount of the Basic Payment made to St. Albans during the fiscal year, and (c) if LaSalle elects to defer all or a portion of its right to be paid 25% of the Company's Excess Cash Flow for any fiscal year (the "Deferred Amount"), St. Albans may receive an additional payment not to exceed the Deferred Amount, provided, however that the payments contemplated by clauses (b) and (c) may only be paid to St. Albans as long as and to the extent that at the time of and at all times during the thirty
(30) day period immediately preceding such payments and after giving effect to such payments, the Company has Excess Availability (as defined in the LaSalle lending documents) of at least $300,000. Also, St. Albans may receive, toward the payment of such trade account payable, fifty percent (50%) of the amount of new equity capital raised by the Company in excess of six million dollars ($6,000,000).

7. Deferred Costs

         The Company incurred approximately $434,000 in costs in December 2004 associated with the LaSalle Business Credit LLC borrowing facility that is being amortized over the life of the loan (5 years).


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



Three months ended December 31, 2004 compared to the three months ended December 31, 2003

Sales for the three months ended December 31, 2004 increased to $11,628,000 from $10,850,000 for the comparable period in 2003, an increase of $778,000 or (7.2%). Approximately $1,394,168.11 or (155.25%) was due to an increase in the average selling price per pound of cheese from $1.54 for the three month period ended December 31, 2003 to $1.76 for the three month period ended December 31, 2004. This increase was offset by a decrease in the number of pounds sold from approximately 6,853,000 pounds in 2003 to 6,521,000 pounds in 2004, a decrease of 332,000 pounds or (4.8%). Sales for whey amounted to $410,000 in 2004 compared to $354,000 for the same period last year, an increase of $56,000 or (15.8%). The increase in the average selling price per pound of cheese was the result of a higher CME block cheddar price during the quarter, an average price of $1.61 compared to last year's average of $1.46.

Cost of sales and gross profit margin for the three month period ended December 31, 2004 were $11,473,000 (or 98.7% of sales) and $155,000 (or 1.3% of sales)
respectively, compared to a cost of sales and gross profit margin of $10,493,000 (or 96.7% of sales) and $357,000 (or 3.3% of sales) respectively, for the comparable period in 2003. The increase in the cost of sales and corresponding decrease in gross profit margin for 2004, as a percentage of sales, were the result of the selling price per pound of cheese dropping dramatically while the price of milk remained high, thus putting pressure on our gross margins. Cost of sales was also affected by higher natural gas costs, payroll expenses and parts and supplies expense.

Selling, general and administrative expenses for the three month period ended December 31, 2004 amounted to $515,000 (or 4.4% of sales) compared to $470,000 (or 4.3% of sales) for the comparable period in 2003. Higher promotional expenses, commission costs, advertising expenses, bank charges and franchise taxes accounted for most of the increase in expenses.

Interest expense for the three month period ended December 31, 2004 amounted to $237,000 compared to $205,000 for the same period last year, an increase of $32,000. Higher balances and the increases in the prime rate thus raising our rate charged on our revolver and term loans were partially offset by the refinancing of our new revolver loan with the interest rate charge of 1% over the prime rate compared to the previous charge of 3% over prime.

The provision for income tax for the period takes advantage of the tax benefits of operating loss carry forwards being offset by the effect of changes in the valuation allowance. Such amounts are re-evaluated each period based on the results of the operations.

The Company's net loss was $597,000 for the three months ended December 31, 2004, compared to net income of $317,000 for the comparable period in 2003. The primary factors contributing to these changes are discussed above.

Nine months ended December 31, 2004 compared to nine months ended December 31, 2003

Sales for the Nine months ended December 31, 2004 increased to $36,344,000 from $30,199,000 for the comparable period in 2003, an increase of $6,145,000 (or 20.4%). Approximately $6,980,000 (or 113.6%) was due to an increase in the average selling price per pound of cheese from $1.49 last year to $1.85 this year. This increase was partially offset by a decrease in the number of pounds sold from 20,061,000 pounds in 2003 to 19,390,000 in 2004, a decrease of 671,000 pounds (or 3.3%) year to year. Sales for whey amounted to $1,365,000 in 2004 compared to $1,032,000 for the same period last year, an increase of $333,000 (or 32.3%).

Cost of sales and gross profit margin for the nine months ended December 31, 2004 were $34,548,000 (or 95.1% of sales) and $1,796,000 (or 4.9% of sales)
compared to a cost of sales and gross profit margin of $28,277,000 (or 93.6% of sales) and $1,922,000 (or 6.4% of sales), respectively, for the comparable period in 2003. The increase in the cost of sales and decrease in gross profit margins can be attributed to higher milk costs, labor costs, higher natural gas costs, repairs and maintenance expenses and equipment parts and supplies.

Selling, general and administrative expenses for the nine months ended December 31, 2004 amounted to $1,503,000 (or 4.1% of sales) compared to $1,328,000 (or
4.3% of sales) for the comparable period in 2003. Higher commission expenses, trade show and advertising expenses, promotional allowances and bank charges accounted for the increase year over year.

Interest expense (net) for the nine months ended December 31, 2004 amounted to $714,000 compared to $570,000 for the nine months ended December 31, 2003, an increase of $144,000. The Company refinanced its revolving line of credit with LaSalle Bank and raised its line to $7,000,000 from $5,000,000. The interest rate on the new loan is prime rate plus one percent compared to prime rate plus three percent. In addition, the Company also secured two term loans to restructure some of the Company's existing debt to provide for a longer payment period and provide additional working capital.

The provision for income tax for the nine-month periods ended December 31, 2004 and December 31, 2003 of $1,000 reflect minimum state taxes. Charges for federal income taxes were offset by changes in the valuation allowances for the nine months ended December 31, 2004 and December 31, 2003. Such amounts are re-evaluated each quarter based on the results of operations.

The Company's net loss of $422,000 for the nine months ended December 31, 2004 represents a decrease of $445,000 from the net income of $23,000 for the comparable period in 2003. The primary factors contributing to these changes are discussed above.


Liquidity and Capital Resources

On December 2, 2004, the Company obtained an $11 million borrowing facility from LaSalle Business Credit, LLC, consisting of (a) a $7,000,000 revolving loan, with interest payable at 1/4 of 1% over the LaSalle Bank prime lending rate, to be repaid on December 1, 2009, (b) a $2,000,000, five year, "term loan A," with interest payable at 1/4 of 1% over the LaSalle Bank prime lending rate, payable interest only for the first two years with monthly principal payments of $23,810 (based on a 7 year amortization schedule) beginning in year 3 and continuing thereafter until December 1, 2009 when the unpaid principal balance becomes due, the proceeds of which were used to repay outstanding loans, (c) a $1,000,000, two year "term loan B," with interest payable at 1.5% over the LaSalle Bank prime lending rate, payable in equal monthly installments of principal of $41,667 commencing January 1, 2005, the proceeds of which are to be used for working capital, and (d) capital equipment loans aggregating $1,000,000, with interest at 1.25% over the LaSalle Bank prime lending rate, the proceeds of which are to be used to purchase equipment as part of the Company's capital expansion plan.

The revolving loan substantially reduced the interest rate the Company paid on its then existing revolving loan, increased the Company's borrowing limit by $2,000,000 to provide for growth, and increased the amount of cash the Company receives on its accounts receivable and inventory; Term Loan A restructured some of the Company's then existing debt at a lower interest rate, and provided for a longer payment period; Term Loan B provided the Company with additional working capital; and the capital equipment line enhances the Company's goal to further reduce operating expenses through automation and the installation of more productive equipment.

At December 31, 2004, the Company was in default of certain covenants under its borrowing facility, for the test period ended December 31, 2004, relating to (a) the maintenance of a Tangible Net Worth of not less than 90% of its Tangible Net Worth at September 30, 2004, and (b) the maintenance of a Fixed Charge Coverage Ratio of not less than 1.00 x 1.00. On February 14, 2005, LaSalle and the Company entered into a First Amendment and Waiver to its Loan and Security Agreement which, among other things, waived the foregoing defaults, amended such covenants on a going forward basis, and suspended the capital expenditure loans unless and until (x) on or before February 15, 2006, LaSalle Business Credit, LLC shall have received the Company's internally-prepared quarterly financial statements for the fiscal quarter ended December 31, 2005, and (b) the Company shall have maintained a ratio of its FC Numerator to Fixed Charges of not less than 1.20 to 1.00 with respect to the twelve (12) month period then ended.

At December 31, 2004, the Company had working capital of $6,150,000 compared to negative working capital of ($383,000) at March 31, 2004. The Company's revolving bank line of credit is available for the Company's working capital requirements.

At December 31, 2004, $5,090,000 was outstanding under the revolving credit line.

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

On August 26, 2004, the Company entered into a new term loan with St. Albans Cooperative Creamery for $1,000,000 with interest payable at 1% above the prime rate. The loan is repayable in two consecutive annual installments of $500,000 with the next installment due on May 1, 2005. The loan is collateralized by the Company's plant and equipment and is used for working capital. This loan is the result of St. Albans Cooperative Creamery paying off the term loan owed to CoBank by Lucille Farms, Inc.

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

For the nine month period ended December 31, 2004, cash used by operating activities was $1,337,000. A loss from operations of $422,000 decreased cash along with an increase in accounts receivable prepaid expenses, and other assets and a decrease in accounts payable and accrued expenses. A decrease in inventory provided cash.

Net cash used in investing activities was $282,000 for the period ended December 31, 2004, which represented the purchase of property, plant and equipment.

Net cash provided by financing activities was $1,164,000 for the period ended December 31, 2004 as a result of the new financing obtained by the Company.

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

The Company is subject to interest rate exposure on variable rate debt. The amount of that debt at balance sheet date of December 31, 2004 and March 31, 2004 amounted to $8,090,000, and $5,781,000, respectively. Since the interest rate on debt is based upon the prime rate plus 1% or 1 1/2%, the cost of this debt will increase or decrease accordingly with changes in the prime rate.

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

Item 5.  Other Information

At December 31, 2004, the Company was in default of certain covenants under its borrowing facility, for the test period ended December 31, 2004, relating to (a) the maintenance of a Tangible Net Worth of not less than 90% of its Tangible Net Worth at September 30, 2004, and (b) the maintenance of a Fixed Charge Coverage Ratio of not less than 1.00 x 1.00. On February 14, 2005, LaSalle and the Company entered into a First Amendment and Waiver to its Loan and Security Agreement which, among other things, waived the foregoing defaults, amended such covenants on a going forward basis, and suspended the capital expenditure loans unless and until (x) on or before February 15, 2006, LaSalle Business Credit, LLC shall have received the Company's internally-prepared quarterly financial statements for the fiscal quarter ended December 31, 2005, and (b) the Company shall have maintained a ratio of its FC Numerator to Fixed Charges of not less than 1.20 to 1.00 with respect to the twelve (12) month period then ended.

Item 6.  Exhibits and Reports on Form 8-K

(a)      Exhibits


10.1 Loan and Security Agreement, dated as of December 2, 2004, among LaSalle Business Credit, LLC, Lucille Farms, Inc., and Lucille Farms of Vermont, Inc.

10.2 First Amendment and Waiver to Loan and Security Agreement, dated February 14, 2005, by and among LaSalle Business Credit, LLC, Lucille Farms, Inc. and Lucille Farms of Vermont, Inc.

31.1 Certification of Periodic Report pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated February 14, 2005.

31.2 Certification of Periodic Report pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated February 14, 2005.


32.1 Certification of Periodic Report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated February 14, 2005

32.2 Certification of Periodic Report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated February 14, 2005.

(b)      Reports on Form 8-K

         Current Report on Form 8-K, filed November 15, 2004, relating to the results of operations for the period ended June 30, 2004.

         Current Report on Form 8-K, filed December 6, 2004, relating to the new $11 million borrowing facility from LaSalle Business Credit, LLC.

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Date:  February 14, 2005            Lucille Farms, Inc.
       -----------------
                                    (Registrant)



                                    By:  /s/ Jay Rosengarten
                                    --------------------
                                    Jay Rosengarten,
                                    Chief Executive Officer



                                    By:  /s/ Albert Moussab
                                    --------------------
                                    Albert Moussab,
                                    Chief Financial Officer
                                    (chief financial and accounting officer)

EXHIBIT INDEX

Exhibit
Number      Description of Exhibit
------      ----------------------


10.1* Loan and Security Agreement, dated as of December 2, 2004, among LaSalle Business Credit, LLC, Lucille Farms, Inc., and Lucille Farms of Vermont, Inc.

10.2* First Amendment and Waiver to Loan and Security Agreement, dated February 14, 2005, by and among LaSalle Business Credit, LLC, Lucille Farms, Inc. and Lucille Farms of Vermont, Inc.

31.1* Certification of Periodic Report pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated February 14, 2005.

31.2* Certification of Periodic Report pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated February 14, 2005.

32.1* Certification of Periodic Report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated February 14, 2005.

32.2* Certification of Periodic Report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated February 14, 2005.





*  Filed herewith