Form 10-K
period 2005-03-31
LUCILLE FARMS INC
filed 2005-07-14
CIK 908179

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                             ----------------------
                                    FORM 10-K

[Mark One]

[x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
         For the fiscal year ended March 31, 2005

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                         Commission file number 1-12506
                         ------------------------------
                               LUCILLE FARMS, INC.
             (Exact name of Registrant as specified in its Charter)

         Delaware                                       13-2963923
(State of incorporation)                   (I.R.S. employer identification no.)

     12 Jonergin Drive, P.O. Box 125                    (802) 868-7051
          Swanton, VT 05488                     (Registrant's telephone number)
 (Address of principal executive office)

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

The aggregate market value of the voting stock held by non-affiliates of the Registrant was $2,571,382 based on the average bid and asks price as reported by NASDAQ on June 24, 2005. Shares held by each officer, director, and person who owns 10% or more of the Registrant's outstanding common stock have been excluded in that such persons may be deemed to be affiliates. The determination of affiliate status is not necessarily a conclusive determination for other purposes.

The number of shares of the Registrant's common stock outstanding as of June 28, 2005 was 3,353,937.

                       Documents Incorporated by Reference
                       -----------------------------------
                                      None

PART I
------

ITEM 1. BUSINESS

General

Lucille Farms, Inc. (the "Company") is engaged in the manufacture, processing, shredding and marketing of low moisture mozzarella cheese (including whole milk, part skim and reduced fat low moisture mozzarella cheese), pizza cheese (a product made with low moisture mozzarella cheese and other natural ingredients) and square provolone, and the shredding of other cheese and cheese blends. The Company's pizza cheese and reduced fat low-moisture mozzarella cheese have been developed utilizing proprietary formulas and processes. The Company also sells whey, a by-product of its cheese making operation, for animal food. For the fiscal year ended March 31, 2005, sales of low moisture mozzarella cheese, shredded cheese and blended cheese accounted for approximately 85.2% of the Company's sales revenues. Sales of the Company's pizza cheese and square provolone products during the fiscal year ended March 31, 2005, were 5.5% of the Company's revenue, and sales from a variety of other cheese purchased by the Company, including round provolone, ricotta and cheddar, were 3.0% of the Company's revenues. Whey accounted for 3.6% of the Company's revenue and the sale of surplus ingredients accounted for 2.7%. The Company's low moisture mozzarella cheese, pizza cheese and square provolone products are manufactured in the Company's production facility in Swanton, Vermont, and are made of natural ingredients.

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

The Company purchases round provolone, ricotta, and cheddar cheese from co-packers. These cheeses are all natural cheese that meets or exceeds all federal and industry standards for purity, freshness, taste, appearance and texture.

Products

         The Company's products include the following:

         (1) Low Moisture Mozzarella Cheese (including whole milk, part skim and reduced fat)

The Company's all natural low moisture mozzarella cheese meets or exceeds all federal standards. During the fiscal years ended March 31, 2005, 2004 and 2003, low moisture mozzarella cheese loafs (including whole milk, part skim and reduced fat) and shredded cheese and cheese blends accounted for approximately 85.2%, 91.6% and 89.2%, respectively, of the Company's sales.

         (2) Pizza Cheese and Square Provolone

During the fiscal years ended March 31, 2005, 2004, and 2003, the Company's pizza cheese and square provolone accounted for approximately 5.5%, 1.0% and 0.2%, respectively, of the Company's total sales.

These products are made using the formulas and processes developed by the Company, which are believed to be proprietary.

         (3) Round Provolone, Cheddar and Ricotta

During the fiscal years ended March 31, 2005, 2004 and 2003, sales of these cheeses accounted for approximately 3.0%, 2.8% and 3.1%, respectively, of the Company's sales.

         (4) Whey

The Company dries whey, a by-product of cheese making, in its Company owned whey-drying facility, for sale as animal feed. During the fiscal years ended March 31, 2005, 2004, and 2003, sales of whey accounted for approximately 3.6%, 3.3% and 5%, respectively, of the Company's sales.

The sale of surplus ingredients accounted for the balance of sales during the fiscal years ended March 31, 2005, 2004 and 2003.

Production Facilities

Currently, the Company produces all of its products at its manufacturing plant in Franklin County, Swanton, Vermont. Franklin County is Vermont's largest milk producing area. The plant has 73 full-time employees. The Company has equipment to shred, dice, vacuum package, gas flush bag package, and label its products. The Company's facility has the capacity to produce approximately 36,000,000 pounds of cheese product per year and shred 24,000,000 pounds of product per year. In the event additional capacity is required, the Company may either (a) contract out its excess production to, and/or rent plant time from, other manufacturers, or (b) further expand its current plant facilities, subject to appropriate financing and the possible increase in the volume of wastewater it is licensed to process.

Whey Drying Facility

In 1999, the Company completed construction of, and began operating, a 10,000 square foot whey drying facility adjacent to its Swanton, Vermont cheese plant. The facility dries whey into a product referred to as popcorn whey, which its mills and sells to companies for mixture with other ingredients which are a component of animal feed.

Whey is a byproduct of the cheese making process. It consists of water, protein, calcium, lactose and other minerals. In the past, whey was regarded as an environmental pollutant, and its disposal was expensive. Reprocessed, the whey can be sold as a component of animal feed and for other uses. The whey is priced based on a formula tied to the price of whey on a commodity market.

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

Raw Materials

At present, there are adequate supplies of raw materials, primarily milk, utilized by the Company in manufacturing its products and the Company expects such adequate supplies to continue to be available. The Company has a milk supply contract with St. Albans Cooperative Creamery, Inc. and has been able to purchase as much milk as needed for its production. The Cooperative also sells to the Company condensed skim milk and dry milk powder.

Markets and Customers

The Company's products are sold primarily to the food service and industrial segment of the cheese market.

The food service segment of the cheese market includes food service distributors, pizza chains, recreational facilities, business feeders, health care facilities, schools and other institutions that utilize the Company's products as ingredients in preparing foods for on premise consumption. The Company sells its products to the food service segment of the cheese market through the Company's in house sales force and network of non-exclusive food brokers who then sell to approximately 140 distributors throughout the eastern United States. For the fiscal years ended March 31, 2005, 2004 and 2003, sales of the Company's products to the food service segment of the cheese market accounted for approximately 94.1%, 90.5% and 69% of revenues, respectively. For the fiscal year ended March 31, 2005, approximately 93.8% of such sales were of the Company's low moisture mozzarella type cheeses and 11.4% was pizza cheese. In fiscal year ended March 31, 2005 one customer accounted for approximately 10% of sales. In the fiscal years ended March 31, 2004 and 2003, no one customer accounted for more than 10% of sales.

In the industrial segment of the cheese market, the Company sells its products to manufacturers for use as an ingredient in processed foods, such as frozen and refrigerated pizzas, a variety of Italian specialty convenience foods, and general frozen entrees and side dishes. The majority of the Company's sales of its cheese products to the industrial market are made directly by the Company's in-house sales staff and its brokers. For the fiscal years ended March 31, 2005, 2004 and 2003, sales of the Company's products to the industrial segment of the cheese market accounted for approximately 5.9%, 6% and 22% of revenues, respectively.

The Company discontinued sales to the retail segment of the cheese market in 2005. In 2004 and 2003, the retail segment accounted for approximately 2% and 2% of total sales.

Sales and marketing

The Company has shifted its sales and marketing efforts to emphasize its four product groups: low moisture mozzarella cheese pizza cheese, provolone and shredded cheeses. The shredded cheese products range from low moisture mozzarella cheese, and pizza cheese to various blended cheese products The Company's reduced fat low moisture mozzarella cheese has been positioned for the health conscious consumer. The Company's pizza cheese product has been positioned to be an alternative to mozzarella cheese, designed for the value conscious customer who is looking for a lower cost alternative to mozzarella cheese.

The Company continues to offer its products to customers desiring a private label solution as well as customers choosing to sell the Company's brands.

Competition

The Company faces intense competition. Its whole milk and part skim low moisture mozzarella cheese and square provolone are commodity products. These are price sensitive products sold by numerous small local, medium-sized regional and large national competitors. National manufacturers include Sorrento Cheese Company Inc. and Saputo. Also, there are a number of national dairy cooperatives, D.F.A. Inc. and Land O' Lakes, Inc., which compete in the Company's marketplace. Many of these competitors have significantly greater resources (financial and other) than the Company.

The Company has positioned its reduced fat low moisture mozzarella cheese as a premium product within the low moisture mozzarella cheese category.

The Company's pizza cheese product was created to sell at prices below traditional mozzarella cheese. In this field the company competes with other manufacturers of pizza cheese, including Leprino and D.F.A. Inc.

The Company believes that the principal competitive factors in the marketing of its products are quality, performance characteristics, consistency, customer service, and price. The Company believes that its products compete favorably with respect to these factors in its primary market segments.


Trademarks and Patents

The Company has the trademarks Smart Cheese (TM), Salerno (TM), Select(TM), Monte Carlo(TM), Mozzi-RITE(TM), and Tasty-Lite Cheese(TM) for its products. The Company believes these trademarks are an important means of establishing customer recognition for the Company and its products. However, there can be no assurance as to the degree that these trademarks offer protection to the Company, or that the Company will have the financial resources to engage in litigation against any infringement of its trademarks, or as to the outcome of any litigation if commenced.

Although the Company believes its formulas, processes and technology for its pizza cheese and reduced fat cheese products are proprietary, the Company has not sought and does not intend to seek patent protection for such technology. In not seeking patent protection, the Company is instead relying on the complexity of its technology, trade secrecy laws and employee confidentiality agreements. However, there can be no assurance that other companies will not acquire information which the Company considers to be proprietary or will not independently develop equivalent or superior products or technology and obtain patents or similar rights with respect thereto. Although the Company believes that its technology has been independently developed and does not infringe upon the patents of others, certain components of the Company's manufacturing processes could infringe existing or future patents, in which event the Company may be required to modify its processes or obtain a license. No assurance can be given that the Company will be able to do so in a timely manner or upon acceptable terms and conditions, and the failure to do either of the forgoing could have a material adverse effect on the Company.

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

Food products are also subject to "standard of identity" requirements mandated by both federal and state agencies to determine the permissible qualitative and quantitative ingredient content of foods. The Company believes that all of its products subject to FDA standard of identity requirements meet those requirements.

The Company's manufacturing plant is believed to be operating in compliance with all regulations, and has all the necessary licenses, permits and approvals required to operate. The Company currently operates a facility for the purpose of pre-treating the wastewater generated from the Company's manufacturing facility. The Company entered into an agreement with the State of Vermont to make significant improvements in its wastewater facility. The improvements have been completed and the Company believes the facility is in compliance with all regulatory requirements.

Employees

The Company currently employs 79 full-time employees. Of the 79 employees, six are in executive and administrative positions, 68 are in production and distribution, and five are in clerical positions. The Company recently moved its headquarters to Swanton Vermont and 73 employees are located at that location. Four are located at the Company's sales offices in Montville, New Jersey.

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

The Company leases a parcel of land adjacent to the Vermont facility. Messrs Gennaro Falivene, Alfonso Falivene and the Estate of Philip Falivene, an officer and/or principal stockholder of the Company own this parcel. The space is used as an employee parking lot and its use was required in conjunction with the construction of the whey drying facility. The lease is for a ten-year period beginning April 1998. Rentals are $750 monthly for the first five years and $900 monthly for the additional five-year period. Rent expense for the years ended March 31, 2005, 2004, and 2003, was $10,800, $10,800 and $9,000 respectively.
This lease has a purchase option to purchase the property at fair market value at the end of the ten-year period. This lease was assigned to UPS Capital Business Credit as security in conjunction with the whey plant financing.

The Company leases a building for administrative offices and warehouse space for dry goods across the street from the Vermont facility. The lease is for approximately one year beginning December 11, 2003 and expires on December 31, 2004, with the right to renew said lease for an additional term of one year subject to all of the terms and conditions set forth in the lease. The Company exercised its right to renew the lease for an additional one year term beginning January 1, 2005. The lease amount is $43,200 per year, payable in equal monthly installments of $3,600, in advance on the 11th day of each month. The Company has the right to purchase the premises for the sum of $610,000 at anytime during the initial term or, if the Company exercises its option for a renewal term, the renewal term of the lease.

The Company's sales offices, consisting of approximately 1,900 square feet, are located in Montville, New Jersey. Approximately 1,000 square feet of such premises are leased from Messrs. Gennaro Falivene, Alfonso Falivene and the Estate of Philip Falivene, an officer and/or principal stockholder of the Company, all of who own the office condominium unit. The Company currently pays Messrs. Falivene $1,200 per month rent for such premises, which is the fair market value for such space, on a month-to-month basis. During the fiscal years ended March 31, 2005, 2004 and 2003, the Company paid approximately $14,000, $14,000 and $14,000, respectively, towards the rental of such offices. The Company also leases an additional 900 adjacent square feet for $750 monthly on a month-to-month basis. Messrs. Alfonso Falivene, Gennaro Falivene, and the Estate of Philip Falivene also own these premises. This space is primarily used for marketing operations. Rent expense for this space was $9,000, $9,000 and $9,000, respectively, for the years ended March 31, 2005, 2004 and 2003.

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

                                          High                       Low
                                          ----                       ---
Year Ended March 31, 2005:

First Quarter                             2.200                    1.190
Second Quarter                            4.950                    1.810
Third Quarter                             3.940                    1.800
Fourth Quarter                            1.980                    1.000

Year Ended March 31, 2004:

First Quarter                             1.190                     .820
Second Quarter                            1.490                     .740
Third Quarter                             1.580                    1.010
Fourth Quarter                            1.420                     .840

The above quotations represent prices between dealers, do not include retail mark-ups, markdowns or commissions and do not necessarily reflect actual transactions.

As of June 28, 2005 there were approximately 96 holders of record of Common Stock. Since many shares are registered in street name, the number of beneficial owners is considerably higher.

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


 ITEM 6. SELECTED FINANCIAL DATA

The following tables summarize certain financial data, which should be read in conjunction with the reports of the Company's independent auditors and the more detailed financial statements and the notes thereto which appear elsewhere herein.

Statement of Operations Data (in thousands, except share and per share data)


                                                                 Year Ended March 31
                                         -----------------------------------------------------------------------
                                              2005          2004          2003          2002          2001
                                              ----          ----          ----          ----          ----
Net Sales ...........................    $    47,802    $    42,174   $    36,691    $    44,915    $    41,374
Net income (loss) ...................    $    (3,269)           209          (847)        (1,540)        (1,477)
Net income (loss) per share .........          (0.98)          0.07         (0.26)         (0.52)          (0.5)
Weighted average common and common
equivalent shares outstanding .......      3,329,116      3,162,410     3,229,220      2,961,392      2,971,342

Balance Sheet Data (in thousands)



                                                               March 31
                                        ---------------------------------------------------------
                                           2005        2004        2003        2002       2001
                                           ----        ----        ----        ----       ----
Total assets ........................   $ 18,561    $ 18,960    $ 16,762    $ 18,827    $ 17,194
Long term debt and capital lease
obligations .........................     13,766       6,423       7,143       6,771       9,250
Total liabilities ...................     18,823      15,953      13,817      18,583      15,924
Working capital .....................      3,607        (383)       (238)     (3,885)      1,103
Stockholders' equity ................       (262)      3,007       2,945         244       1,270

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

General

The Company's low moisture mozzarella cheese, which accounts for more than a majority of the Company's sales, is a commodity item. The Company prices this product competitively with others in the industry, which pricing is based on the Chicago Mercantile Exchange Block Cheddar Market (CME Block Market). The price the Company pays for fluid milk and condensed skim milk solids, a significant component of cost of goods sold, is not determined until the start of the month after its cheese has been sold. Generally, the price of milk for any particular month, is computed, based on formulas determined by the United States Department of Agriculture (USDA), by the National Agricultural Statistical Service (NASS) after the end of the month by reference to the average selling price of block cheddar cheese, barrel cheddar cheese, butter, non-fat dry milk and whey. Thus, everything else being equal and there being stability in the price of cheese, the price of milk will follow the price of cheese in an orderly manner, the normal spread between the selling price of cheese and the cost of milk will be maintained, and there will be stability in the Company's gross profit margin. However, sometimes things are not equal. For one thing, the market information required by NASS to compile the price of milk is not immediately available and takes time to collect. For this reason, the commodity prices used to calculate the milk price is two weeks old when the NASS receives it at the end of a particular month (i.e. it includes the commodity prices for two weeks of the current month and two weeks of the prior month), creating a "lag" between the data used for determining the selling price of cheese for the month (the CME Block Market prices for the month) and the data used for determining the cost of milk for the month (based upon commodity prices for two weeks of the current month and two weeks of the prior month). Thus, if there is a precipitous increase or decrease in the price of block cheddar cheese during a given month, it may not be reflected in the average selling price of block cheddar cheese utilized in computing the price of milk for such month. In such event, there is a disconnect between the average price of cheese for the month and the cost of milk for the month . In such a case, the price of milk does not increase or decrease as fast as the price of cheese, and the Company's gross profit margin is affected accordingly. By virtue of the fact that the Company does not know its cost of milk for the month until the following month and customers are billed for cheese when it is shipped to them during the month, the Company cannot readily pass along to customers the changes in the cost of milk. As a consequence thereof, the Company's gross profit margin for its product is subject to fluctuation, which fluctuation, however slight, can have a significant effect on profitability.

Results for the year ended March 31, 2005 were down significantly from 2004. The spread between the selling price of cheese and the cost of milk changed dramatically during the year ended March 31, 2005, compared to historical spreads. This spread, which has a direct effect on gross margin for the company, declined over 50% compared to the year ended March 31, 2004, exceeding historical lows, and resulted in a negative gross profit of $1,668,000 for the last quarter of the Company's fiscal year ended March 31, 2005. This decline in gross margin has affected all cheese makers throughout the United States.

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

The financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. At March 31, 2005, the Company has a loss from continuing operations of $3,269,000, cash used in operating activities of $1,026,000 and a deficiency in assets of $262,000. These conditions raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classifications of liabilities that may result from the outcome of this uncertainty.

The Company has developed a business plan designed to improve gross margins and reduce its dependency on the spread allowed by the calculation of the milk price. The plan calls for various capital improvements that will significantly reduce the cost of producing cheese and change the type of whey produced by the Company to whey protein concentrate for human and animal consumption. The capital improvements needed to achieve the business plan will require an infusion of capital of approximately $8,000,000. Discussions are currently underway with St. Albans Cooperative, the Company's milk supplier, the Vermont Economic Development Authority, the United States Department of Agriculture, the Franklyn County Economic Development Authority, the Village of Swanton, Vermont, UPS Business Credit, LLC and LaSalle Business Credit, LLC to structure a financing package that would provide a portion of such financing as well as strengthen the Company's balance sheet. Also, the Company is having conversations with a potential joint venture partner that would provide the necessary financing to modify the Company's whey facility. There can be no assurance that such a financing package or joint venture will be forthcoming.

Year ended March 31, 2005 compared to the year ended March 31, 2004

Sales for the year ended March 31, 2005 increased to $47,802,000 from $42,174,000 for the comparable period in 2004, an increase of $5,628,000 (or 13.3%). Approximately $6,887,000 (or 122%) of such increase was due to an increase in the average selling price for cheese. The increase in average selling price was the result of an increase in the CME Block Market prices resulting in a higher selling price per pound of cheese. This increase was partially offset by a decrease in the number of pounds of cheese sold reducing sales by approximately $1,591,000 or (28%). The remaining $332,000 sales increase this period represented an increase in whey sales. Such increase was due to an increase in the average selling price of whey. In the years ended March 31, 2005 and March 31, 2004, approximately 25,000,000 and 27,000,000 pounds of cheese and 8,900,000 and 10,100,000 pounds of whey were sold, respectively. The volume of cheese and whey sold during 2005 was less than that sold in 2004 as the Company did not choose to pursue marginal business.

During the fiscal year ended March 31, 2005, the average quarterly selling price of cheese ranged from approximately $1.72 to $2.06. During the fiscal year ended, March 31, 2004, the average quarterly selling price of cheese ranged from approximately $1.22 to $1.64. There is no way to predict the trend of the CME Block Market and the Company cannot provide any guidance as to future trends or as to range of selling price for commodity cheese.

In the years ended March 31, 2005 and March 31, 2004, sales of whey amounted to $1,744,000 and $1,412,000, respectively. As explained above, the average selling price of whey improved in 2005 compared to 2004. The average selling price of whey for 2005 was $.20 per pound compared to $.14 for 2004. Whey pounds sold were down due to lower cheese production

Cost of sales and gross profit margin for the year ended March 31, 2005 were $47,674,000 (or 99.7% of sales) and $128,000 (or 0.3% of sales), respectively, compared to a cost of sales and gross profit margin of $39,287,000 (or 93.1% of sales) and $2,887,000 (or 6.9% of sales), respectively, for the comparable period in 2004. Higher selling prices were offset by higher milk prices along with increased fuel costs, insurance, and repairs and maintenance.

Fuel costs were up $205,000 in 2005 compared to 2004 due to the higher market prices for gas in 2005. Insurance costs were up $170,000 due to higher worker's compensation rates. These rates are determined based on the previous three years experience. Experience has improved over the past year and rates are expected to decline next year. Repairs and maintenance was $97,000 higher in 2005. All items contributing to this increase were not significant by themselves.

Selling, general and administrative expenses for the year ended March 31, 2005 amounted to $2,422,000 (or 5.1% of sales) compared to $1,932,000 (or 4.7 % of sales) for the comparable period in 2004.

Selling expenses are mainly variable in nature. The most significant component of selling expense is sales commission and promotion expenses. Sales commission expenses were $392,000 and $330,000 in 2005 and 2004, respectively. The increase resulted from an increase in commissionable sales in the year ended March 31, 2005. Promotion expense was $333,000 and $130,000 in 2005 and 2004, respectively. Increased efforts to promote non-marginal business attributed to the increase in promotion expense. A portion of this increase is attributable to a rebate program and a portion is attributable to use of a marketing consultant and brochures in 2005. Advertising expense also increased over the previous year to $135,000 in 2005 compared to $50,000 in 2004. This increase can be attributed also to the push to increase non-marginal business.

Generally, general and administrative expenses are fixed in nature. The more significant items in general and administrative expense are professional fees, payroll, provision for bad debts and bank charges amounting to:

                               2005               2004
                               -----              ----

Professional fees            $ 192,000          $268,000
Payroll                        428,000           346,000
Provision for bad debts         50,000            43,000
Bank charges                   131,000            28,000

Professional fees paid to engineering consultants were down as expenses associated with improving the efficiency of production and implementing good manufacturing procedures were incurred in 2004 and not in 2005. The increase in payroll costs is the result of a salary increase for some of the employees including the CEO and the President. The increase in bank charges is due to loan covenant violation fees.

Interest expense for the year ended March 31, 2005 amounted to $935,000 compared to $800,000 for the year ended March 31, 2004, an increase of $135,000. This increase is primarily due to financing higher milk costs during the year and losses incurred during the fourth quarter of the year. Interest rates were also somewhat higher compared to 2004.

The provision for income tax for the years ended March 31, 2005 and 2004 of $1,000 and $1,000 respectively, reflect minimum state taxes with the tax benefits of operating losses being offset by the effect of changes in the valuation allowance. Such amounts are re-evaluated each year based on the results of the operations.

The Company's net loss of $3,269,000 for 2005 was $3,478,000 less than the profit of $209,000 for the comparable period in 2004. The primary factors contributing to these changes are discussed above.

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

During the fiscal year, ended March 31, 2004, the average quarterly selling price of cheese ranged from approximately $1.22 to $1.64. During the fiscal year ended, March 31, 2003, the average quarterly selling price of cheese ranged from approximately $1.24 to $1.34. There is no way to predict the trend of the CME Block Market and the Company cannot provide any guidance as to future trends or as to range of selling price for commodity cheese.

In the years ended March 31, 2004 and March 31, 2003, sales of whey amounted to $1,412,000 and $1,795,000, respectively.

Cost of sales and gross profit margin for the year ended March 31, 2004 were $39,287,000 (or 93.1% of sales) and $2,887,000 (or 6.9% of sales), respectively, compared to a cost of sales and gross profit margin of $35,786,000 (or 97.5% of sales) and $905,000 (or 2.5% of sales), respectively, for the comparable period in 2003. Higher selling prices offset the increase in milk prices along with large reductions in labor costs, freight charges and repairs and maintenance. This increase was partially offset by an increase in whey removal, insurance expense and parts and supplies for the whey plant. The reduction in labor costs of approximately $195,000 can be attributed to better scheduling of shifts to reduce overtime and management's decision to increase production when milk costs are low and reduce production when milk costs were high. The decline in freight charges of approximately $687,000 is the result of getting bids for shipping needs instead of automatically renewing contracts with shippers. In addition, the sales agreement with the customer that buys the Company's whey is priced F.O.B .Swanton, Vermont, thus reducing freight charges. Repairs and maintenance also experienced a reduction of approximately $100,000 due to the in house maintenance department performing more of the repair work instead of hiring outside contractors to do this work

The increase in expenses for whey removal is a result of the Company not having sufficient capacity to process all of the whey it produced. This resulted in the Company having to haul away the excess whey. Insurance expense climbed approximately $140,000 due to the increase in the worker's compensation premium and the corporate package premiums. Parts and supplies for the whey plant grew by approximately $56,000 over the previous year due to the repairs of the boilers that dry the whey before it is sold.

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

Generally, general and administrative expenses are fixed in nature. The more significant items in general and administrative expense are professional fees, payroll, and provision for bad debts amounting to:

                                      2004                  2003
                                      ----                  ----
Professional fees                  $ 268,000              $166,000
Payroll                              346,000               280,000
Provision for bad debts               43,000               145,000

The increase of $92,000 in professional fees can be attributed to expenses associated with improving the efficiency of production and implementing good manufacturing procedures. The increase in payroll costs is the result of increases in employee salaries including the CEO. The decrease in provision for bad debts was due to a write-off of a large account that was in the reserve in 2003.

Interest expense for the year ended March 31, 2004 amounted to $800,000 compared to $812,000 for the year ended March 31, 2003, a decrease of $12,000. This decrease is the result of lower interest rates and the repayment of $500,000 on our term loan with Co-Bank.

The provision for income tax for the years ended March 31, 2004 and 2003 of $1,000 and $7,000, respectively, reflect minimum state taxes with the tax benefits of operating losses being offset by the effect of changes in the valuation allowance. Such amounts are re-evaluated each year based on the results of the operations.

The Company's net profit of $209,000 for 2004 was $2,004,000 more than the loss of $1,795,000 for the comparable period in 2003. The extraordinary item of $875,000, as a result of restructuring debt, reduced the loss to $847,000 for 2003. The primary factors contributing to these changes are discussed above.

Liquidity and Capital Resources

On December 2, 2004, the Company obtained an $11 million borrowing facility from LaSalle Business Credit, LLC, consisting of (a) a $7,000,000 revolving loan, with interest payable at 1/4 of 1% over the LaSalle Bank prime lending rate, (b) a $2,000,000, five-year, "Term Loan A", with interest payable at 1/4 of 1% over the LaSalle Bank prime lending rate, payable interest only for the first two years with principal payments beginning in year 3 (based on a 7 year amortization schedule), the proceeds of which were used to repay outstanding loans, (c) a $1,000,000, two year, "Term Loan B", with interest payable at 1.50% over the LaSalle Bank prime lending rate, payable in equal monthly installments commencing January 1, 2005, the proceeds of which are to be used for working capital, and (d) a $1,000,000 capital equipment line, with interest at 1.25% over the LaSalle Bank prime lending rate, the proceeds of which are to be used to purchase equipment. The commitment contains various restrictive covenants. In addition, the Company is required to maintain defined levels of net worth annually. At December 31, 2004, due to a significant adverse pricing move between the price of cheese and the price of milk for the month of December, the Company was in default of certain covenants under its borrowing facility for the test period ended December 31, 2004. On February 14, 2005, LaSalle and the Company entered into a First Amendment and Waiver to its Loan and Security Agreement which, among other things, waived the foregoing defaults, amended such covenants on a going forward basis, and suspended the capital expenditure loans unless and until (m) on or before February 15, 2006, LaSalle Business Credit, LLC shall have received the Company's internally-prepared quarterly financial statements for the fiscal quarter ended December 31, 2006, and (n) the Company shall have maintained a ratio of its FC Numerator to Fixed Charges of not less than 1.20 to 1.00 with respect to the twelve (12) month period then ended. At March 31, 2005, due to a significant adverse pricing move between the price of cheese and the price of milk for the month of February, the Company was in default of certain covenants under its borrowing facility, for the test period ended March 31, 2005, relating to, among other things, the maintenance of a Tangible Net Worth of not less than $2,500,000, and the maintenance of a Fixed Charge Coverage Ratio of not less than 1.00 x 1.00. On July 14, 2005 the Company has received waivers for the existing defaults at March 31, 2005 and amended such covenants to suspend the Company's compliance with (r) the Tangible Net Worth Covenant for the test periods ended April 30, 2005, May 31, 2005 and June 30, 2005, and (s) the Fixed Charge Coverage test for the ten (10) month period ended April 30, 2005, the eleven (11) month period ending May 31, 2005, and the twelve (12) month period ended June 30, 2005. Also, the Company's borrowing facility was amended to (x) reduce the total borrowing facility to $9,200,000 from $11,000,000, (y) reduce the revolving loan to $5,500,000 from $7,000,000, and (z) reduce the capital expenditure loans to $700,000 from $1,000,000 and make it subject to various conditions precedent.

At March 31, 2005, the Company had working capital of $3,607,000 as compared to negative working capital of ($391,000) at March 31, 2004. The Company's revolving bank line of credit is available for the Company's working capital requirements.

At March 31, 2005, $5,751,000 was outstanding under such revolving credit line of credit and $100,000 was available for additional borrowing at that time.

In connection with the LaSalle Business Credit, LLC borrowing facility, St. Albans Cooperative Creamery, Inc., the Company's milk supplier, agreed to subordinate to LaSalle a $1,500,000 outstanding trade account payable due from the Company to St. Albans, on which trade account payable the Company is paying interest at the Bank North short-term repo rate. Pursuant to the terms of the subordination, St. Albans may receive, so long as no default exists with respect to the LaSalle borrowing facility (a) regularly scheduled payments of interest and principal, on a current basis, up to a maximum of $75,000 in any fiscal year of the Company (the "Basic Payment"), and (b) commencing with the Company's fiscal year ended March 31, 2006, a prepayment in an amount equal to 10% of the Company's Excess Cash Flow (as defined in the LaSalle lending documents) for the fiscal year, minus the amount of the Basic Payment made to St. Albans during the fiscal year, and (c) if LaSalle elects to defer all or a portion of its right to be paid 25% of the Company's Excess Cash Flow for any fiscal year (the "Deferred Amount"), St. Albans may receive an additional payment not to exceed the Deferred Amount, provided, however that the payments contemplated by clauses (b) and (c) may only be paid to St. Albans so long as and to the extent that at the time of and at all times during the thirty (30) day period immediately preceding such payments and after giving effect to such payments, the Company has Excess Availability (as defined in the LaSalle lending documents) of at least $300,000. Also, St. Albans may receive, toward the payment of such trade account payable, fifty percent (50%) of the amount of new equity capital raised by the Company in excess of six million dollars.

On February 8, 1999, a $4,950,000 bank loan agreement was signed. The loan is collateralized by the Company's plant and equipment and a guarantee by the USDA. Provisions of the loan are as follows:

         A $3,960,000 commercial term note with interest fixed at 9.75 percent having an amortization period of 20 years with a maturity in February 2019.

         A $990,000 commercial term note with interest fixed at 10.75 percent having an amortization period of 20 years with a maturity in February 2019.

At March 31, 2005, the Company was in default of various covenants related to this loan. The Company has received waivers for the existing defaults.

On May 23, 2001, the Company entered into a term loan with Co-op Bank for $2,000,000 with interest payable at 1% above the rate of interest established by the bank as its national variable rate. This loan was paid as part of the refinancing arrangement with LaSalle Business Credit, LLC.

On May 16, 2002, Lucille Farms, Inc. entered into an agreement with St. Albans Cooperative Creamery, Inc., the Company's primary supplier of raw materials, pursuant to which St. Albans (i) converted $1,000,000 of accounts payable owed by Lucille Farms to St. Albans into 333,333 shares of common stock, (ii) converted $3,500,000 of accounts payable owed by Lucille Farms to St. Albans into (A) preferred stock convertible into 583,333 shares of common stock, which preferred stock (1) automatically converts into such number of shares of common stock if the common stock is $8.00 or higher for 30 consecutive trading days, and (2) may be redeemed by Lucille Farms for $3,500,000, and (B) a 10-year warrant to purchase 583,333 shares of common stock (subject to adjustment under certain circumstances to a maximum of 1,416,667 shares of common stock) at $.01 per share, which warrant (1) may not be exercised for a period of three-years,
(2) terminates if, during such three-year period, Lucille Farms' common stock is $8.00 or higher for 30 consecutive trading days, and, (3) in the event Lucille Farms' common stock is not $8.00 or higher for 30 consecutive trading days during such three-year period, may only be exercised on the same basis percentage wise as the preferred shares are converted, (iii) converted an additional $1,000,000 of accounts payable owed by Lucille Farms to St. Albans into a convertible promissory note due on April 14, 2005, which note is convertible into common stock at $6.00 per share at any time by St. Albans and, at the option of Lucille Farms, automatically shall be converted into common stock at $6.00 per share if the common stock is $8.00 or higher for a period of 30 consecutive trading days, and (iv) provided Lucille Farms with a pricing structure for milk and milk by-products, for a minimum of one-year and a maximum of four-years (subject to renegotiation at the expiration of the applicable period), designed to produce profitability for Lucille Farms. The convertible promissory note due on April 14, 2005 was repaid as part of the refinancing arrangement with LaSalle Business Credit, LLC.

The Company's major source of external working capital financing is the revolving line of credit. For the foreseeable future the Company believes that the Company's revolving line of credit will continue to represent the major source of working capital financing besides any income generated from operations. Currently, the Company is seeking, as part of the financing package discussed above, an enhancement of $750,000 to the revolving line of credit to be guaranteed by the Vermont Economic Development Authority (VEDA). However, there is no assurance that the enhancement to the revolving line of credit can be secured and failure to secure such enhancement can have a significant negative effect on the Company's liquidity.

For the year ended March 31, 2005, cash used by operating activities was $1,026,000. Significant operating losses contributed to the use of cash for operating activities mostly due to low gross margins as explained above. The Company's Business Plan is designed to improve gross margins and reduce its dependency on the spread between the selling price of cheese and the cost of milk.. The Business Plan will be executed when financing efforts for capital improvements are completed as explained above. There is no assurance that financing for the Business Plan can be secured and failure to secure such financing can have a significant negative effect on the Company's liquidity.

Net cash used by investing activities was $497,000 for 2005, which represented $497,000 of purchases of plant and equipment.

Net cash provided by financing activities was $1,044,000 for 2005, provided primarily by increases in the Company's revolving line of credit and additional long term debt provided by the LaSalle Business Credit, LLC credit facility obtained on December 2, 2004. This was done to finance losses sustained during the year and purchases of plant and equipment of $497,000 and loan costs of $472,000 associated with closing of the LaSalle Business Credit, LLC loan facility.

New Accounting Pronouncements

In November 2004, the FASB issued SFAS No. 151, "Inventory Costs." This statement requires the allocation of fixed production overhead to inventory based on the normal capacity of the production facilities and clarifies that abnormal amounts of idle facility expense, freight, handling costs and wasted materials should be recognized as period expense.
 The Statement is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The Company is evaluating the impact of this Statement but does not expect it to have a significant effect on financial position or results of operations.

In December 2004, the FASB issued SFAS 123R, "Share Based Payment." SFAS 123R is a revision to SFAS 123 and supersedes APB 25, "Accounting for Stock Issued to Employees," and amends SFAS 95, "Statement of Cash Flows." This statement requires a public entity to expense the cost of employee services received in exchange for an award of equity instruments. This statement also provides guidance on valuing and expensing these awards, as well as disclosure requirements of these equity arrangements. The initial effective date for SFAS 123R was the first interim reporting period set to begin after June 15, 2005. On April 14, 2005 the SEC deferred the effective date six months therefore Lucille Farms, Inc. must comply with the provision of SFAS 123R in the first quarter of 2006. SFAS 123R permits public companies to choose between the following two adoption methods:

1. A "modified prospective" method in which compensation cost is recognized beginning with the effective date (a) based on the requirements of SFAS 123R for all share-based payments granted after the effective date and (b) based on the requirements of Statement 123 for all awards granted to employees prior to the effective date of SFAS 123R that remain unvested on the effective date, or

2. A "modified retrospective" method which includes the requirements of the modified prospective method described above, but also permits entities to restate based on the amounts previously recognized under SFAS 123 for purposes of pro forma disclosures either (a) all prior periods presented or (b) prior interim periods of the year of adoption

Lucille currently accounts for share-based payments to employees using APB 25's intrinsic value method and, as such, recognizes no compensation expense for employee stock options. The impact of the adoption of SFAS 123R on Lucille cannot be predicted at this time because it will depend on levels of share-based payments granted in the future. There would have been no material impact on reported results of operations and earnings per share had the Company applied the fair value provisions of SFAS 123 to share-based payments.

The adoption of SFAS 123R's fair value method may have an impact, possibly material, on Lucille's future results of operations but no material impact on overall financial position. SFAS 123R also requires the benefits of tax deductions in excess of recognized compensation expense, if any, to be reported as a financing cash flow, rather than as an operating cash flow as required under current literature. This requirement may reduce net operating cash flows and increase net financing cash flows in the consolidated statement of cash flows of periods after adoption. Due to timing of the release of SFAS 123R and the choice between the two adoption methods, the Company is still analyzing the ultimate impact that this new pronouncement may have on its results of operations.

In December 2004, the FASB issued Statement of Financial Accounting Standards No. 153, "Exchanges of Nonmonetary Assets an amendment of APB Opinion No. 29". The guidance in APB Opinion No. 29, Accounting for Nonmonetary Transactions, is based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. The guidance in that Opinion, however, included exceptions to that principle. This statement amends Opinion 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commerical substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. Lucille intends to follow the interpretive guidance on accounting for exchanges for nonmonetary assets as set forth in SFAS No. 153.


On March 29, 2005, the Staff of the Securities and Exchange Commission (SEC or the Staff) issued Staff Accounting Bulletin No. 107, "Share-Based Payment" (SAB
107). Although not altering any conclusions reached in SFAS 123R, SAB 107 provides the views of the Staff regarding the interaction between SFAS 123R and certain SEC rules and regulations and, among other things, provide the Staff's views regarding the valuation of share-based payment arrangements for public companies. Lucille intends to follow the interpretative guidance on share-based payment set forth in SAB 107 during the Company's adoption of SFAS 123R.

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

Reserve for inventory obsolescence - We maintain an allowance for inventory obsolescence for losses resulting from inventory items becoming not saleable due to spoilage or changes in customers' requirements. Based on historical and projected sales information, we believe that our allowance is adequately stated. However, changes in general economic, business and market conditions could cause our customers purchasing requirements to change. These changes could affect the sales of our inventory; therefore, the allowance for inventory obsolescence is reviewed regularly and changes to the allowance are made as new information is received.

Long Lived Asset Impairment - The Company reviews long-lived assets for impairment whenever circumstances indicate that the carrying amount of the asset may not be recoverable, and recognizes an impairment loss when the undiscounted future cash flows expected to be generated by the asset are less than the carrying amount of the asset. Long-lived assets held for sale, other than assets to be disposed of in connection with disposal of a discontinued business segment, are reported at the lower of carrying amount or fair value less cost to sell.

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

Contractual Obligations


                                                                    Payment due by period
             Contractual Obligations             Total    Less than 1 year    1-3 years     3-5 years   More than 5 years
             -----------------------             -----    ----------------    ---------     ---------   -----------------
Long Term Debt Obligations                  $14,416,000       $650,000        $1,590,000    $7,305,000      $4,871,000
Capital Lese Obligations                         15,000         15,000               -0-           -0-             -0-
Operating Lease Obligations                      78,000         36,000            41,000         1,000             -0-
Purchase Obligations                                -0-           -0-                -0-           -0-             -0-
Other Long Term Liabilities Reflected on the
Registrant's Balance Sheet under GAAP               -0-           -0-                -0-           -0-             -0-
                                            -------------------------         ----------      ---------     ----------
       Total                                $14,509,000     $701,000          $1,631,000     $8,306,000     $4,871,000
                                            ===========     ========          ==========     ==========     ==========


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

The Company is subject to interest rate exposure on variable rate debt. The amount of that debt at balance sheet date, March 31, 2005 and March 31, 2004 amounted to $10,125,000, and $5,781,000, respectively. In as much as this debt is based upon the Prime Rate plus 1/4 of 1% or 1.5%, the cost of this debt will increase or decrease accordingly with changes in the prime rate.

The Company has exposure to the commodity prices for cheese, dry whey and fluid milk. We have addressed these exposures in the general paragraph of MD&A Item 7.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                               Follow on next page

                                Table of Contents

Independent Auditors' Report - Mahoney Cohen & Company, CPA, P.C.      F-2

Independent Auditors' Report - Wiss & Company, LLP                     F-3

Consolidated Balance Sheets                                            F-4

Consolidated Statements of Operations                                  F-5

Consolidated Statements of Stockholders' Equity                        F-6

Consolidated Statements of Cash Flows                                  F-7

Notes to Consolidated Financial Statements                             F-8

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM



Board of Directors and Stockholders
Lucille Farms, Inc. and Subsidiary

We have audited the accompanying consolidated balance sheets of Lucille Farms, Inc. and Subsidiary as of March 31, 2005 and 2004, and the related consolidated statements of operations, stockholders' equity (deficit) and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Lucille Farms, Inc. and Subsidiary at March 31, 2005 and 2004, and the consolidated results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that Lucille Farms, Inc. and Subsidiary will continue as a going concern. As more fully described in Note 2, at March 31, 2005, the Company has a loss from continuing operations of $3,269,000, cash used in operating activities of $1,026,000 and a deficiency in assets of $262,000. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.




                                             Mahoney Cohen & Company, CPA, P.C.


New York, New York
June 24, 2005, except for Note 7b
  As to which date is July 14, 2005

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




                                                    WISS & COMPANY, LLP


Livingston, New Jersey
June 26, 2003, except for note 14 for which the date of July 14, 2003

            LUCILLE FARMS, INC. AND SUBSIDIARY
                CONSOLIDATED BALANCE SHEETS
                         MARCH 31,

                                                                           2005               2004
                                                                           ----               ----
ASSETS

Current Assets:
Cash and cash equivalents                                             $   132,000        $   611,000
Accounts receivable, net of allowances of
$67,000 in 2005 and $170,000 in 2004                                    5,172,000          4,618,000
Inventories                                                             2,739,000          3,234,000
Prepaid expenses and other current assets                                 621,000            676,000
                                                                      -----------        -----------

Total Current Assets                                                  $ 8,664,000          9,139,000
Property, Plant and Equipment, net                                      9,206,000          9,579,000

Other Assets:
Deferred loan costs, net                                                  637,000            215,000
Other                                                                      54,000             27,000
                                                                      -----------        -----------
Total Other Assets                                                        691,000            242,000
                                                                      -----------        -----------

TOTAL ASSETS                                                          $18,561,000        $18,960,000
                                                                      ===========        ===========

           LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
Revolving credit loan                                                 $        --        $ 4,281,000
Accounts payable                                                        3,730,000          3,964,000
Current portion of long-term debt                                         665,000            711,000
Accrued expenses                                                          662,000            574,000
                                                                      -----------        -----------

Total Current Liabilities                                               5,057,000          9,530,000

Long-Term Liabilities:
Long-term debt, less current portion                                   13,766,000          6,423,000
                                                                      -----------        -----------

Total Long-Term Liabilities                                            13,766,000          6,423,000
                                                                      -----------        -----------

TOTAL LIABILITIES                                                     $18,823,000        $15,953,000

Stockholders' Equity:
Preferred stock, $0.001 per share, 250,000 shares authorized:

216 shares Series A convertible issued and
outstanding at March 31, 2004                                                  --              1,000

583 shares Series B convertible issued and
outstanding                                                                 1,000              1,000

Common stock, $0.001 par value, 25,000,000
   shares authorized, at March 31, 2005 and
   March 31, 2004; respectively; 3,570,675 shares issued,                   4,000              3,000
   3,353,937 outstanding at March 31, 2005 and
   3,354,675 shares issued, 3,137,937
   outstanding at March 31, 2004

Additional paid-in capital                                              8,548,000          8,548,000

Accumulated deficit                                                    (8,503,000)        (5,234,000)
                                                                     ------------       ------------
                                                                           50,000          3,319,000


Less: cost of 216,738 shares of treasury stock                           (312,000)          (312,000)
                                                                     ------------       ------------


Total Stockholders' Equity (Deficit)                                     (262,000)         3,007,000
                                                                     ------------       ------------
TOTAL LIABILITIES AND
STOCKHOLDERS' EQUITY  (DEFICIT)                                      $ 18,561,000       $ 18,960,000
                                                                     ============       ============



          See accompanying notes to consolidated financial statements.

LUCILLE FARMS, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED MARCH 31,


                                                  2005                  2004                  2003
                                              -----------           -----------           -----------

Sales                                         $47,802,000           $42,174,000           $36,691,000
Cost of sales                                  47,674,000            39,287,000            35,786,000
                                              -----------           -----------           -----------
Gross profit                                      128,000             2,887,000               905,000
Other expense (income):
  Selling                                       1,215,000               915,000               713,000
  General and administration                    1,207,000             1,017,000             1,100,000
  Gain On Debt Restructuring                          -0-                   -0-              (875,000)
  Other income                                     39,000               (55,000)               (5,000)
  Interest expense                                935,000               800,000               812,000
                                              -----------           -----------           -----------

Total other expense (income)                    3,396,000             2,677,000             1,745,000
                                              -----------           -----------           -----------
Income (Loss) before income taxes              (3,268,000)              210,000              (840,000)
                                              -----------           -----------           -----------
Provision for income taxes                          1,000                 1,000                 7,000
                                              -----------           -----------           -----------
Net Income (Loss)                             $(3,269,000)          $   209,000           $  (847,000)
                                              -----------           -----------           -----------
Net Income (Loss) per Share:
Basic and Diluted:
  Net Income (loss)                           $     (0.98)          $      0.07           $     (0.26)
                                              ===========           ===========           ===========

Weighted average shares outstanding
used to compute net income (loss) per share:
Basic and Diluted                               3,329,116             3,162,410             3,229,220
                                              ===========           ===========           ===========

          See accompanying notes to consolidated financial statements.

LUCILLE FARMS, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
FOR THE YEARS ENDED MARCH 31, 2005, 2004 AND 2003


                Preferred Stock      Common Stock             Additional    Accumulated    Treasury Stock
                Shares      Amount     Shares     Amount  Paid-in capital     Deficit         Shares        Amount       Total
                ------      ------     ------     ------  ---------------     -------         ------        ------       -----

Balance           216      $1,000     3,021,342    $3,000   $5,001,000       $(4,596,000)     69,900       $(165,000)      $244,000
March 31,2002

Preferred

Issued            583       1,000       333,333              3,548,000                                                    3,548,000


Net loss                                                                        (847,000)                                  (847,000)


                 ----      ------     ---------    ------    ---------       -----------     -------       ---------      ---------
Balance           799       2,000     3,354,675     3,000     8,548,000       (5,443,000)     69,900        (165,000)     2,945,000
March 31, 2003


Purchase of                                                                                  146,838        (147,000)      (147,000)
treasury stock


Net Income                                                                       209,000                                    209,000


                 ----      ------     ---------    ------    ---------       -----------     -------       ---------      ---------
Balance           799       2,000     3,354,675     3,000    8,548,000        (5,234,000)    216,738        (312,000)     3,007,000
March 31, 2004


Net Loss                                                                      (3,269,000)                                (3,269,000)

Preferred

stock            (216)     (1,000)      216,000     1,000
converted to
common

                 ----      ------     ---------    ------    ---------       -----------     -------       ---------      ---------
Balance
March 31, 2005    583      $1,000     3,570,675    $4,000   $8,548,000       $(8,503,000)    216,738       $(312,000)     $(262,000)
                 ====      ======     =========    ======   ==========       ===========     =======       =========      =========



          See accompanying notes to consolidated financial statements.

LUCILLE FARMS, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED MARCH 31,

                                                                  2005               2004           2003
                                                                  ----               ----           ----

Cash Flows from Operating Activities:
  Net income/(loss)                                             $(3,269,000)    $   209,000     $  (847,000)
  Adjustments to  reconcile net income/loss
  to net cash flow from operations:

    Depreciation and amortization                                   920,000         852,000         950,000

    Provision for doubtful accounts                                  50,000          43,000         145,000

    Deferred income taxes                                                 0               0          72,000

    Inventory valuation allowance                                   211,000        (350,000)        257,000

    Non-cash compensation                                                 0               0           5,000

    Extraordinary gain
      (Decrease) increase in assets:                                      0               0        (875,000)

    Accounts receivable                                            (604,000)     (1,131,000)         13,000

    Inventories                                                     284,000        (699,000)        727,000

    Prepaid expense and other current assets                         55,000        (114,000)       (452,000)


    Other assets                                                    (27,000)         89,000          10,000
  Increase (decrease) in liabilities:

    Accounts payable                                              1,266,000       1,550,000       1,119,000

    Deferred income taxes                                                 0               0         (72,000)

    Accrued expenses                                                 88,000         (52,000)        231,000
                                                                -----------     -----------     -----------


Cash flow provided by (used in) operating activities             (1,026,000)        397,000       1,283,000
                                                                -----------     -----------     -----------

Cash Flows from Investing Activities:

  Purchase of property, plant and equipment                        (497,000)       (428,000)       (432,000)
                                                                -----------     -----------     -----------


Net Cash used by investing activities                              (497,000)       (428,000)       (432,000)
                                                                 ----------      ----------      ----------

Cash Flows from Financing Activities:
  Proceeds from (payments of) Line of Credit Facility             1,469,000       1,357,000        (820,000)

  Proceeds from long-term debt                                    3,000,000               0               0

  Principal payments of long-term debt                           (2,953,000)       (719,000)       (119,000)

  Payment of loan costs                                            (472,000)              0         (83,000)
                                                                 ----------      ----------      ----------


Net cash provided by (used in) financing activities               1,044,000        (638,000)     (1,022,000)
                                                                 ----------      ----------      ----------


Net (decrease) increase in cash and cash equivalents               (479,000)        607,000        (171,000)

Cash and cash equivalents - beginning                               611,000           4,000         175,000
                                                                 ----------      ----------      ----------


Cash and cash equivalents - ending                               $  132,000      $  611,000      $    4,000
                                                                 ----------      ----------      ----------

Supplemental disclosure
of cash flow information:
Cash paid for:

  Interest                                                       $  924,000      $  824,000      $  789,000

  Income taxes                                                        1,000           1,000           7,000
Non-Cash Investing and Financing Activities:


  Treasury Stock acquired in settlement loan                              0         147,000               0
    and accrued interest

Conversion of 216 shares of Series A Convertible
  Preferred Stock into 216,000 shares of common stock                 1,000               0               0


          See accompanying notes to consolidated financial statements.

                       LUCILLE FARMS, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Business Activity
Lucille Farms, Inc. and its wholly owned subsidiary (the "Company") is engaged in the manufacture and marketing of a variety of cheese products which are sold primarily to the food service and industrial segments of the cheese market through independent distributors and the Company's sales staff, respectively. The Company's cheese products are sold in a highly competitive market place and as such the Company is unable to predict pricing trends that have a significant effect on its operations. Regulatory factors affect the Company's milk suppliers, such as dairy subsidies and price supports, which may have an effect on the Company's raw material cost, but the impact cannot be predicted.

Use of Estimates
The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.

Basis of Presentation
The consolidated financial statements include the accounts of Lucille Farms, Inc. and its wholly owned subsidiary. All significant intercompany balances and transactions have been eliminated.

Cash Equivalents
The Company considers temporary investments with a maturity of three months or less to be cash equivalents.

Concentration of Credit Risk
The Company maintains its cash balances at several financial institutions. Accounts at each institution are insured by the Federal Deposit Insurance Corporation up to $100,000. At times, cash balances may exceed insured limits.

Revenue Recognition
The Company follows the guidelines of the SEC Accounting Bulletin No. 104, "Revenue Recognized in Financial Statements". Revenues are recognized at the time products are shipped to the customer. Allowances are made for estimated returns and allowances. Sales of whey, $1,744,000, $1,412,000 and $1,795,000 for 2005, 2004 and 2003, respectively, are also recognized at time of shipment to customers.

Advertising
Advertising is expensed as incurred. Advertising expense was $135,000, $41,000 and $28,000 for 2005, 2004 and 2003, respectively.

Inventories
Inventories are stated at the lower of cost or market determined on a first in, first out method of accounting.

Property, Plant and Equipment
Property, plant and equipment are stated at cost. Depreciation and amortization is being provided on a straight-line basis over the estimated useful lives of the assets as follows:

Plant                               35 years
Equipment                           3-10 years

Long-Lived Asset Impairment
Pursuant to Financial Accounting Standards Board Statement No. 144, "Accounting for the Impairment or disposal of Long-Lived Assets is recognized whenever events or changes in circumstances indicate that the carrying amount of the asset, or related group of assets, may not be fully recoverable from estimated future cash flows and the fair value of the related assets is less than their carrying value.

Deferred Loan Costs
Costs of obtaining term facilities were deferred and are being amortized on a straight-line basis over the term of the loans.

                       LUCILLE FARMS, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Earnings per Share
Basic earnings per share are computed by dividing net earnings available to common shareholders by the weighted average common shares outstanding for the period. Diluted earnings per share is computed by dividing net earnings available to common shareholders by the weighted average common shares outstanding adjusted for the dilutive effect of options granted under the Company's stock option plans, outstanding warrants, and convertible preferred stock. Basic and diluted earnings per share were the same for 2005, 2004, and 2003 since options and warrants were not included in the calculation because their effect would have been antidilutive. For 2005, 2004, and 2003 conversion of preferred stock was not taken into consideration since the effect would be antidilutive.

Accounting for Stock-Based Compensation
The Company follows the intrinsic method of Accounting Principals Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB 25) and related Interpretations in accounting for it's employee stock options because, as discussed below, Financial Accounting Standards Board Statement No. 123," Accounting for Stock-Based Compensation" (FAS 123) requires use of option valuation models that were not developed for use in valuing employee stock options. FAS 123 permits a Company to elect the intrinsic method of APB 25 rather than the alternative fair value accounting provided under FAS 123 but requires pro forma net income and earnings per share disclosures as well as various other disclosures not required under APB 25 for companies following APB
25. The Company has adopted the disclosure provisions required under Financial Accounting Standards Board Statement No. 148, "Accounting for Stock-Based Compensation -Transition and Disclosure" (FAS 148). Under APB 25, because the exercise price of the Company's stock options equals the market price of the underlying stock at the date of grant, no compensation expense was recognized. See "New Pronouncements".

Sales concentration
In fiscal year ended March 31, 2005 one customer accounted for approximately 10% of sales. In the fiscal years ended March 31, 2004 and 2003, no one customer accounted for more than 10% of sales.

Vendor concentration
The Company purchases milk from one vendor. Management believes that if this supplier should discontinue production there are other suppliers of milk in the region and new sources would be readily available.

New Accounting Pronouncements

In November 2004, the FASB issued SFAS No. 151, "Inventory Costs." This statement requires the allocation of fixed production overhead to inventory based on the normal capacity of the production facilities and clarifies that abnormal amounts of idle facility expense, freight, handling costs and wasted materials should be recognized as period expense.
 The Statement is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The Company is evaluating the impact of this Statement but does not expect it to have a significant effect on financial position or results of operations.

In December 2004, the FASB issued SFAS 123R, "Share Based Payment." SFAS 123R is a revision to SFAS 123 and supersedes APB 25, "Accounting for Stock Issued to Employees," and amends SFAS 95, "Statement of Cash Flows." This statement requires a public entity to expense the cost of employee services received in exchange for an award of equity instruments. This statement also provides guidance on valuing and expensing these awards, as well as disclosure requirements of these equity arrangements. The initial effective date for SFAS 123R was the first interim reporting period set to begin after June 15, 2005. On April 14, 2005 the SEC deferred the effective date six months therefore Lucille Farms, Inc. must comply with the provision of SFAS 123R in the first quarter of 2005. SFAS 123R permits public companies to choose between the following two adoption methods:

                       LUCILLE FARMS, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                1. A "modified prospective" method in which compensation cost is recognized beginning with the effective date (a) based on the requirements of SFAS 123R for all share-based payments granted after the effective date and (b) based on the requirements of Statement 123 for all awards granted to employees prior to the effective date of SFAS 123R that remain unvested on the effective date, or

                2. A "modified retrospective" method which includes the requirements of the modified prospective method described above, but also permits entities to restate based on the amounts previously recognized under SFAS 123 for purposes of pro forma disclosures either (a) all prior periods presented or (b) prior interim periods of the year of adoption.

Lucille currently accounts for share-based payments to employees using APB 25's intrinsic value method and, as such, recognizes no compensation expense for employee stock options. The impact of the adoption of SFAS 123R on Lucille cannot be predicted at this time because it will depend on levels of share-based payments granted in the future. There would have been no material impact on reported results of operations and earnings per share had the Company applied the fair value provisions of SFAS 123 to share-based payments.

The adoption of SFAS 123R's fair value method may have an impact, possibly material, on Lucille's future results of operations but no material impact on overall financial position. SFAS 123R also requires the benefits of tax deductions in excess of recognized compensation expense, if any, to be reported as a financing cash flow, rather than as an operating cash flow as required under current literature. This requirement may reduce net operating cash flows and increase net financing cash flows in the consolidated statement of cash flows of periods after adoption. Due to timing of the release of SFAS 123R and the choice between the two adoption methods, the Company is still analyzing the ultimate impact that this new pronouncement may have on its results of operations.

In December 2004, the FASB issued Statement of Financial Accounting Standards No. 153, "Exchanges of Nonmonetary Assets an amendment of APB Opinion No. 29". The guidance in APB Opinion No. 29, Accounting for Nonmonetary Transactions, is based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. The guidance in that Opinion, however, included exceptions to that principle. This statement amends Opinion 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commerical substance. A nonmonetary exchange has commerical substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. Lucille intends to follow the interpretive guidance on accounting for exchanges for nonmonetary assets as set forth in SFAS No. 153.

On March 29, 2005, the Staff of the Securities and Exchange Commission (SEC or the Staff) issued Staff Accounting Bulletin No. 107, "Share-Based Payment" (SAB
107). Although not altering any conclusions reached in SFAS 123R, SAB 107 provides the views of the Staff regarding the interaction between SFAS 123R and certain SEC rules and regulations and, among other things, provide the Staff's views regarding the valuation of share-based payment arrangements for public companies. Lucille intends to follow the interpretative guidance on share-based payment set forth in SAB 107 during the Company's adoption of SFAS 123R.

Fair value and Credit Risk

The Company's other financial instruments are generally cash deposits, accounts receivable and debt. The Company's debt carries interest at market rates and the Company believes that the fair value of the cash deposits and accounts receivable approximates the carrying value due to the short term nature of those instruments.

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

                       LUCILLE FARMS, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 - GOING CONCERN
The financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. At March 31, 2005, the Company has a loss from continuing operations of $3,269,000, cash used in operating activities of $1,026,000 and a deficiency in assets of $262,000. These conditions raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments to reflect the possible future effects on on the recoverability and classification of assets or the amounts and classifications of liabilities that may result from the outcome of this uncertainty.

The Company has developed a business plan designed to improve gross margins and reduce its dependency on the spread allowed by the calculation of the milk price. The plan calls for various capital improvements that will significantly reduce the cost of producing cheese and change the type of whey produced by the Company to whey protein concentrate for human and animal consumption. The capital improvements needed to achieve the business plan will require an infusion of capital of approximately $8,000,000. Discussions are currently underway with St. Albans Cooperative, the Company's milk supplier, the Vermont Economic Development Authority, the Village of Swanton, Vermont, UPS Business Credit, LLC and LaSalle Business Credit, LLC to structure a financing package that would provide a portion of such financing as well as strengthen the Company's balance sheet. Also, the Company is having conversations with a potential joint venture partner that would provide the necessary financing to modify the Company's whey facility. There can be no assurance that such a financing package or joint venture will be forthcoming.

NOTE 3 - ACCOUNTS RECEIVABLE AND ALLOWANCE FOR DOUBTFUL ACCOUNTS
Accounts receivable are net of $67,000 and $170,000 in allowance for doubtful accounts at March 31, 2005 and 2004, respectively. Credit is extended after a credit review by management that is based on a customer's ability to perform its obligations. Such reviews are regularly updated. The allowance for doubtful accounts is based upon agings of customer balances and specific account review by management. The Company has no concentration of credit risks and, generally, does not require collateral or other security from its customers.

NOTE 4 - INVENTORIES Inventories consist of the following:


                                             March 31, 2005     March 31, 2004
                                             --------------     --------------
     Finished goods                            $2,244,000         $2,164,000
     Raw materials                                217,000            691,000
     Supplies and packaging                       489,000            379,000
                                             --------------     --------------
                                                2,950,000         $3,234,000

     Less: Reserve for Obsolescence               211,000               -0-
                                             --------------     --------------
                                                $2,739,000        $3,234,000
                                             --------------     --------------

                       LUCILLE FARMS, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5 - PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consists of the following:

                                       March 31, 2005          March 31, 2004
                                       --------------          ---------------
    Land                                 $    25,000              $    25,000
    Plant                                  4,962,000                4,867,000
    Equipment                             11,206,000               10,814,000
    Whey facility                          2,153,000                2,143,000
                                         -----------              -----------
                                         $18,346,000              $17,849,000
    Less: accumulated
    depreciation and
    amortization                           9,140,000                8,270,000
                                         -----------              -----------
                                         $ 9,206,000              $ 9,579,000
                                         -----------              -----------

NOTE 6 - DUE FROM OFFICERS

Amounts due from officers reflect advances and loans, which effective June 1, 1992 were converted to promissory notes bearing interest at 9% per annum. Interest is payable annually. Principal originally due on June 1, 2000 was extended to June 1, 2003. During 2004, $146,838, the entire outstanding amount of the debt, was repaid by the Company acquiring shares of its common stock from the officers.


NOTE 7 - REVOLVING CREDIT LOAN

A) On December 2, 2004, the Company obtained an $11 million borrowing facility from LaSalle Business Credit, LLC, consisting of:

     a. a $7,000,000 revolving loan with interest payable at 1/4 of 1% over the LaSalle Bank prime lending rate (5.75% at March 31, 2005) to be repaid on December 1, 2009.

     b. a $2,000,000, five year, "term loan A," with interest payable at 1/4 of 1% over the LaSalle Bank prime lending rate, payable interest only for the first two years with equal monthly installments of principal of $23,810 (based on a 7 year amortization schedule) commencing on December 1, 2006 and continuing thereafter on the first day of each succeeding calendar month with any unpaid principal balance due on December 1, 2009. The proceeds of term loan A were used to repay outstanding loans,

     c. a $1,000,000, two year "term loan B," with interest payable at 1.5% over the LaSalle Bank prime lending rate, payable in equal monthly installments of principal of $41,667 commencing January 1, 2005. The proceeds of term loan B will be used for working capital, and

     d. capital equipment loans aggregating $1,000,000, with interest at 1.25% over the LaSalle prime lending rate, the proceeds of which will be used to purchase equipment as part of the Company's capital expansion plan. Each capital expenditure loan will be repaid in equal monthly installments in an amount sufficient to repay such loan in full by the end of the sixtieth month following the date of the loan advance. This loan facility has been suspended.

The borrowing facility is collateralized by all of the Company's assets with additional collateral in the form of an assignment of the proceeds of a life insurance policy insuring the life of the CEO of the Company in an amount of $1,000,000.

B) At March 31, 2005, the Company was in default of various covenants related to its debt with LaSalle Business Credit, LLC. As of July 14, 2005 the Company has received waivers for the existing defaults at March 31, 2005 and the covenants have been amended to suspend the Company's compliance with
   (a) the Tangible Net Worth covenant for the test periods ended April 30, 2005, May 31, 2005 and June 30, 2005, and (b) the Fixed Charge Coverage test for the ten (10) month period ended April 30, 2005, the eleven (11) month period ended May 31, 2005, and the twelve (12) month period ended
   June 30, 2005. Also, the Company's borrowing facility was amended to (1) reduce the total borrowing facility to $9,200,000 from $11,000,000, (2) reduce the revolving loan to $5,500,000 from $7,000,000, and (3) reduce the capital expenditure loan to $700,000 from $1,000,000 and make it subject to various conditions precedent.

                       LUCILLE FARMS, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 8 - LONG-TERM DEBT Long-term debt consists of the following:


                                                                       March 31, 2005        March 31, 2004
                                                                       --------------        --------------
Term loan with a bank dated February 8, 1999, secured by
real estate and equipment, payable monthly at $37,561
including interest at 9.75% for 20 years maturing February
8, 2019                                                                    $3,420,000            $3,536,000

Term loan with a bank dated February 8, 1999 secured by real estate and equipment, payable monthly at $10,051 including
interest at 10.75% for 20 years maturing February 8, 2019                     870,000               896,000

Loan payable to bank due in annual installments of $500,000
beginning May 1, 2003. The loan, collateralized by the
Company's plant and equipment, bears interest at 1% above                        -0-              1,500,000
the bank's national variable rate (5.25% at March 31, 2004).
Interest is payable monthly. This loan was paid off as part
of the restructuring with LaSalle Bank explained above.

Promissory note to St. Albans Cooperative Creamery due April
14, 2005. The note bears interest at the applicable federal
rate, paid annually in arrears on each anniversary date of                       -0-              1,100,000
the note. This loan was paid off as part of the
restructuring with LaSalle Bank explained above.

Equipment notes payable in monthly installments ranging from
$972 to $3,006, including interest at rates of 9.75% to 11%, through September 2005. The notes are collateralized by
equipment with a net book value of $236,000 at March 31,
2005                                                                           15,000               102,000

Long term revolving credit loan with LaSalle Business
Credit, LLC., $7,000,000 revolving loan with interest
payable at 1/4 of 1% over the LaSalle Bank prime lending                    5,751,000                   -0-
rate (5.75% at March 31, 2005) to be repaid on December 1,
2009. (See Note 7B)


Promissory note to LaSalle Business Credit LLC. of
$2,000,000. Five year, "term loan A," with interest payable
at 1/4 of 1% over the LaSalle Bank prime lending rate,
payable interest only for the first two years with equal
monthly installments of principal of $23,810 (based on a 7                  2,000,000                   -0-
year amortization schedule) commencing on December 1, 2006
and continuing thereafter on the first day of each
succeeding calendar month with any unpaid principal balance
due on December 1, 2009.


                       LUCILLE FARMS, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Promissory note to LaSalle Business Credit LLC. of
$1,000,000. Two year "term loan B," with interest payable at
1.5% over the LaSalle Bank prime lending rate, payable in                     875,000                   -0-
equal monthly installments of principal of $41,667
commencing January 1, 2005. The proceeds of term loan B will be used for working capital.

Long Term account payable with St. Albans Cooperative
Creamery. In connection with the Company's borrowing
facility with LaSalle Business Credit, LLC, St. Albans
Cooperative Creamery, Inc., the Company's milk supplier,
agreed to subordinate to LaSalle a $1,500,000 outstanding
trade account payable due from the Company to St. Albans, on which trade account payable the Company is paying interest
at the Bank North short-term repo rate. Pursuant to the
terms of the subordination, St. Albans may receive, so long
as no default exists with respect to the LaSalle borrowing
facility (a) regularly scheduled payments of interest and
principal, on a current basis, up to a maximum of $75,000 in any fiscal year of the Company (the "Basic Payment"), and
(b)commencing with the Company's fiscal year ended March 31,
2006, a prepayment in an amount equal to 10% of the
Company's Excess Cash Flow (as defined in the LaSalle
lending documents) for the fiscal year, minus the amount of
the Basic Payment made to St. Albans during the fiscal year, and (c) if LaSalle elects to defer all or a portion of its
right to be paid 25% of the Company's Excess Cash Flow for
any fiscal year (the "Deferred Amount"), St. Albans may
receive an additional payment not to exceed the Deferred
Amount, provided, however that the payments contemplated by
clauses (b) and (c) may only be paid to St. Albans as long
as and to the extent that at the time of and at all times
during the thirty (30) day period immediately preceding such payments and after giving effect to such payments, the
Company has Excess Availability (as defined in the LaSalle
lending documents) of at least $300,000. Also, St. Albans
may receive, toward the payment of such trade account
payable, fifty percent (50%) of the amount of new equity
capital raised by the Company in excess of six million                      1,500,000                   -0-
dollars ($6,000,000).
                                                                           ----------            ----------
                                                                           14,431,000             7,134,000
Less: current portion                                                         665,000               711,000
                                                                           ----------            ----------
TOTAL                                                                      13,766,000            $6,423,000


As of March 31, 2005 long-term debt matures as follows:

   2006                      665,000
   2007                      635,000
   2008                      468,000
   2009                      487,000
   2010                    7,306,000
   Thereafter              4,870,000
                          ----------
                          14,431,000

Substantially all of the Company's property, plant and equipment are pledged as collateral for these obligations.

                       LUCILLE FARMS, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9 - INCOME TAXES

Temporary differences and carryforwards which give rise to deferred tax assets and liabilities are as follows:

                                            March 31, 2005                     March 31, 2004
                                      -----------------------------      ----------------------------
                                                         Deferred                           Deferred
                                        Deferred            Tax            Deferred            Tax
                                       Tax Asset         Liability         Tax Asset        Liability
                                      ------------      -----------      -------------    ------------
Depreciation                           $         -      $  676,000                        $  821,000
Provision for doubtful accounts             26,000                            65,000
   Reserve for obsolescence                 80,000
   Reserve for compensated
      absences                              26,000                            14,000
Operating loss carryforwards             4,443,000                         3,227,000
Contribution carryforwards                       0                             2,000
                                         ---------      ----------         ----------     ----------
                                         4,575,000         676,000          3,308,000        821,000
Valuation allowance                      3,899,000                          2,487,000
                                         ---------      ----------         ----------     ----------
                                       $   676,000      $  676,000         $  821,000     $  821,000
                                         ---------      ----------         ----------     ----------

The net change in the valuation allowance for the periods presented were as follows:

                                                           March 31,
                                             ---------------------------------
                                               2005          2004       2003
                                             ---------     -------    --------
Valuation allowance increase (decrease)     $1,412,000     $(3,000)   $441,000


The provision for income taxes represents the provision for minimum state taxes, with the tax benefits of loss carryforwards being offset by increases or decreases in the valuation allowance.

The provision for income taxes is different than the amount computed using the United States Federal Statutory income tax rate for the reasons set forth below:

                                                               Years Ended March 31,
                                                         ----------------------------------
                                                          2005          2004          2003
                                                         ------        ------        ------
Expected tax at U.S. Statutory Rate                      (34.0)%        34.0%        (34.0)%
State and local income taxes                               0.0            .5            .1
Permanent differences and other                                                        (.6)
Prior year tax adjustment                                 (9.2)        (32.6)
Valuation allowance for operating loss
Carryforwards                                             43.2          (1.4)         34.6
                                                         -----          ----          ----
                                                           0.0%           .5%           .1%
                                                         -----          ----          ----

Operating loss carry forwards totaled $11,693,000 as of March 31, 2005 and expire on March 31, of the following years:

     2009          $    77,000
     2011          $   913,000
     2013            2,122,000
     2015              269,000
     2016            1,562,000
     2022            1,674,000
     2023            1,274,000
     2024              196,000
     2025            3,606,000
                   -----------
     Total         $11,693,000
                   ===========

                       LUCILLE FARMS, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10 - LEASE COMMITMENTS

The Company leases automobiles for two of its officers under lease arrangements classified as operating leases. The leases expire in November 2005 and April 2006. Rent expense was approximately $17,000 and $17,000 in the years ended March 31, 2005 and 2004, respectively. Future minimum payments under the leases are approximately $13,000 at March 31, 2005.

The Company leases a building for administrative offices and warehouse space for dry goods with a purchase option (subject to terms and conditions). The lease expires December 31, 2004 with the right to renew for an additional year. The Company exercised its right to renew said lease for an additional term of one year. The lease amount is $43,200 per year in equal monthly installments.

NOTE 11 - RELATED PARTY TRANSACTIONS

The Company leases a parcel of land adjacent to its production facility. This parcel is owned by three of its stockholders. The space is used as an employee parking lot and its use was required in conjunction with the construction of the new whey drying facility. The ten- year lease term carries a monthly rental of $750 during the first five years and $900 during the remaining five years. Rent expense for the years ended March 31, 2005, 2004 and 2003 was $10,800, $10,800 and $9,000, respectively, in each of the years. This lease has a purchase option to purchase at fair market value at the end of the ten-year period. This lease was assigned to the bank as security in conjunction with the whey plant financing.

The Company purchases all of its milk supplies from one of its stockholders (see
Note 13). Purchases totaled approximately $28,665,000 for 2005, $24,868,000 for 2004 and $21,290,000 for 2003.

The Company leases space for its executive offices at $1,200 per month from three of its stockholders on a month-to-month basis. Rent expense was approximately $14,000 for each of the years ended March 31, 2005, 2004 and 2003.

The Company also leases an additional 900 square feet for $750 monthly on a month-to- month basis. These premises are owned by three of its stockholders. This space is primarily used for the Company's marketing operations. Rent expense for the Company's office facility in New Jersey was $9,000 for each of the years ended March 31, 2005, 2004 and 2003.

The Company has incurred approximately $77,000 of legal fees from the law firm of Breslow and Walker, LLP. The Chairman of the Board of Directors is a partner of that firm.

                       LUCILLE FARMS, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 12 - STOCKHOLDERS' EQUITY

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

In June 2001 the Company entered into an agreement to purchase plant equipment with preferred stock. In connection therewith, the Company issued 216 shares of Series A Convertible Redeemable Preferred Stock with a face value of $540,000. The stock has been converted into 216,000 shares of common stock at $2.50 per share as of March 31, 2005. The preferred stock has no rights as to dividends or voting. There is a liquidation preference at face value and the Company can redeem the Preferred Stock at face value under certain defined conditions. On May 16, 2002, the Company entered into an agreement with St. Albans Cooperative Creamery to sell 583 shares of Lucille Farms' Series B Convertible Redeemable Preferred stock, which is convertible into 583,333 shares of common stock, and a 10-year warrant to purchase 583,333 shares (subject to adjustment to a maximum of 1,416,668 shares) of common stock at $.01 per share, for an aggregate price of $3,500,000, to cancel accounts payable owed to St Albans.

On December 20, 2002, the shareholders of the Company voted on and approved the 2002 stock option plan authorizing the issue of 1,000,000 shares of common stock, par value $.001, per share upon the exercise of options, which may be granted from time to time in accordance with the plan.

NOTE 13 - OTHER EVENTS

Employment Agreements

On February 21, 2005, the Company entered into an employment agreement with Don Desjarlais, the Chief Financial Officer, for a 5 year term. Among other items, the employment agreement provides for a base salary of $150,000 per annum and the granting of a 10-year option to purchase 50,000 shares of the Company's common stock at $3 per share. Subject to accelerated vesting in the case of certain change of control event, the options vest 10,000 shares on February 21, 2005 and 10,000 shares on each of the next four anniversary dates.

On November 1,2002, the Company entered into an employment agreement with Jay Rosengarten, the Chief Executive Officer, for a 5 year term. Among other items, the employment agreement provides for a base salary of $250,000 per annum (effective for the fiscal year ended March 31, 2005 and continuing for the balance of the term) and the granting of a 10-year option to purchase 250,000 shares of the Company's common stock at $3 per share. Subject to accelerated vesting in the case of certain change of control event, the options vest 50,000 shares on November 1, 2002 and 50,000 shares on each of the next four anniversary dates.

2002 Stock Option Plan
On October 24, 2002, the 2002 Stock Option Plan became effective. An aggregate of 1,000,000 shares of common stock were reserved for issuance upon exercise of options which may be granted from time to time in accordance with the plan. Options may be granted to employees, including officers, directors, consultants and advisors. Options shall be designated as either Incentive Stock Options or Non-Incentive Stock Options being issued at a purchase price of not less than 100% (110% in case of optionees who own more than 10% of the voting power of all classes of stock of the Company) of fair market value of the Common Stock on the date the option is granted. In February 2005, options to purchase 15,000 shares were granted to an employee of the Company for an exercise price of $3.00 per share. Also, in February 2005, options to purchase 50,000 shares were granted to the CFO of the Company for an exercise price of $3.00 per share. In November 2002, options to purchase 250,000 shares were granted to the CEO of the Company for an exercise price of $3.00 per share, and options to purchase 25,000 shares were granted to an employee of the Company for an exercise price of $3.00 per share. Options to purchase an aggregate of 55,000 shares have been issued to directors of the Company.

                       LUCILLE FARMS, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1993 Stock Option Plan
In April 1995, options to purchase 10,000 shares were granted to each of two employees at an exercise price of $3.625. The options shall expire on April 4, 2005. In May 1996, options to purchase 50,000 shares were granted to a newly hired employee at an exercise price of $4.00. These options vested and were exercisable ratably over a five-year period beginning one-year from date of employment, and expired April 1, 2003. In January 1998, options to purchase 25,000 shares were granted to a director of the Company in his capacity as consultant at an exercise price of $1.50 per share. The options expire on January 2008 and vest to the extent of 5,000 shares on date of issue and 5,000 shares on each of the next four anniversary dates. In June, 2001 the Company issued options for consulting services and for a directorship. The ten year options were for 5,000 shares each with an exercise price at the fair market value on the date of grant of $1.80 and $1.84, respectively, and were valued as determined using the Black Scholes option-pricing model for a total of $13,695. The options were cancelled in May 2002.

All option values calculated, on the date of grant using the Black Scholes option-pricing model with the following assumptions:


                                     March 31, 2005                      March 31, 2004
                                 ----------------------              ----------------------
                                 Options         Warrants           Options         Warrants
                               ----------       -----------       ----------       ----------
Expected dividend yield            -0-%                               -0-%             -0-%
Risk free interest rate             4.0%                              4.0%              4.0%
Expected stock volatility    89.7-116.0%                            112.6%           111.0%
Expected option life           10 years                           10 years          10 years


The Company follows the intrinsic method of Accounting Principals Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB 25) and related Interpretations in accounting for its employee stock options because, as directed below, Financial Accounting Standards Board Statement No. 123," Accounting for Stock-Based Compensation" (FAS 123) requires use of option valuation models that were not developed for use in valuing employee stock options. FAS 123, permits a company to elect to the intrinsic method of APB 25 rather than the alternative fair value accounting provided under FAS 123 but requires pro forma net income and earnings per share disclosures as well as various other disclosures not required under APB 25 for companies following APB
25. The Company has adopted the disclosure provisions required under Financial Accounting Standards Board Statement No. 123, "Accounting for Stock-Based Compensation-Transition and Disclosure" (FAS 123). Under APB 25, because the exercise price of the Company's stock options equals the market price of the underlying stock date of grant, no compensation expense was recognized. See "New Pronouncements".


                                                              Years Ended March 31,
                                                ---------------------------------------------
                                                   2005              2004             2003
                                                ----------        -----------      ----------
Net income (loss):
As reported                                   $(3,269,000)         $209,000         $(847,000)
Pro forma                                      (3,506,000)         $135,000         $(924,000)
Net earnings (loss) per share:
As reported                                         $(.98)             $.07             $(.26)
 Pro forma                                         $(1.05)             $.04             $(.29)


The full impact of calculating compensation cost for stock options under SFAS No. 123 is not reflected in the pro forma net income amounts presented above because compensation cost is reflected over the options' vesting period. Stock options are summarized as follows:


                                     Exercise price          2005             2004             2003
                                    -----------------     ---------        ----------        --------
Outstanding - beginning             $ 1.50 to $4.00        320,000           370,000         105,000
Issued                            $1.80 and $3.9375            -0-               -0-         275,000
Issued                                        $3.00        120,000
Terminated                        $3.9375 and $4.00            -0-            50,000          10,000
                           ------------------------      ---------        ----------        --------
Outstanding - ending                $ 1.50 to $4.00        440,000           320,000         370,000


                       LUCILLE FARMS, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes information about stock options outstanding at March 31, 2004:


          Range of           Number          Weighted Average Remaining     Weighted Average Remaining
       Exercise Prices     Outstanding                (in years)                    Exercise Price
    -------------------- -----------------------------------------------------------------------------
        $ 1.50 - 3.00          420,000                   7.7                              $ 2.91
        $ 3.01 - 4.00           20,000                   3.6                              $ 3.82


Purchase of Common Stock

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

NOTE 14. - RESTRUCTURING

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

                       LUCILLE FARMS, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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


Schedule II
Valuation and Qualifying Accounts:

COL A                                     COL B         COL C                     COL D              COL E
-----                                     -----         -----                     -----              -----
                                                                                  Additions
                                          Balance at    Additions (Deductions)    Other Changes      Balance
                                          Beginning     Charged (Credited) to     Add (Deduct)       at End of
Classification                            Of Period     Cost and Expenses         Described          Period
--------------                            ---------     -----------------         ---------          ------
Year ended March 31, 2005
Reserves and allowances
deducted
From asset account:
Allowance for uncollectible
accounts                                     170,000           (103,000)                 -             67,000
Reserve on Inventory                               -            211,000                  -            211,000
Valuation for deferred tax asset           2,487,000          1,412,000                  -          3,899,000
                                          ----------         ----------         ----------         ----------
                                           2,657,000          1,520,000                  -          4,177,000

Year ended March 31, 2004
Reserves and allowances
deducted
From asset account:
Allowance for uncollectible
accounts                                     189,000             43,000            (62,000)           170,000

Reserve on Inventory                         350,000           (350,000)                 -                  -

Valuation for deferred tax asset           2,490,000             (3,000)                 -          2,487,000
                                          ----------         ----------         ----------         ----------

                                           3,029,000           (310,000)           (62,000)         2,657,000

Year ended March 31, 2003
Reserves and allowances
deducted

From asset account:
Allowance for uncollectible
accounts                                     144,000            145,000           (100,000)           189,000
Reserve on Inventory                          93,000            257,000                  -            350,000
Valuation for deferred tax asset           1,951,000            539,000                  -          2,490,000
                                          ----------         ----------         ----------         ----------

                                           2,188,000            941,000           (100,000)         3,029,000

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

At the stockholders' meeting on March 31, 2005, the shareholders approved Mahoney Cohen & Co., CPA, PC as the Company's independent accounting firm for the year ended March 31, 2005.

ITEM 9A. CONTROLS AND PROCEDURES

As of the end of the period covered by this Annual Report on Form 10-K, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the CEO and CFO, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, the Company's CEO and CFO concluded that the Company's disclosure controls and procedures are effective in timely alerting them to material information relating to the Company required to be included in the Company's periodic SEC filings and ensures that information required to be disclosed by the Company in the report it files or submits under the Exchange Act is recorded, processed, summarized and reported, within time periods specified by the rules and forms.



The Company and its auditors have identified deficiencies within its internal control framework which, if left uncorrected could result in a material control weakness. Our internal control deficiencies relate to the account reconciliation process and lack of compliance with established procedures for monitoring and adjusting balances relating to certain accruals and provisions. As a result of the above actions, considerable improvements in the Company's internal controls, including a reorganization and centralization of its accounting department, are currently being implemented.


ITEM 9B.  OTHER INFORMATION

         None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The directors and executive officers of the Company as of June 24, 2005 are as follows:


Name                    Age      Present Office or Position
----                    ---      --------------------------------
Howard Breslow          65       Chairman of the Board of Directors
Jay M. Rosengarten      60       Chief Executive Officer and Director
Alfonso Falivene        60       President
Don Desjarlais          49       Executive Vice President and Chief Financial Officer
Carl Millerick          59       Vice President-Operations
George Bell             60       Director
Ralph Singer            55       Director
Frank DiPasquale        48       Director


Mr. Howard S. Breslow has been a director of the Company since April 1993. On October 24, 2002, he was elected as the non-employee Chairman of the Board of Directors. Mr. Breslow has been a practicing attorney in New York for more than 35 years and has been a member of the law firm of Breslow & Walker, LLP New York, New York for more than 30 years, which firm is counsel to the Company. Mr. Breslow currently serves as a director of Excel Technology, Inc., a publicly held company that markets photonic-based solutions, consisting of laser systems and electro-optical components, primarily for industrial and scientific applications, and BioLife Solutions, Inc., a publicly held company engaged in the research, development and sale of products for use in low temperature medicine.

Mr. Jay Rosengarten was appointed Chief Executive Officer by the Board of Directors in August 2002 and has been on the Board of Directors since February 1, 1998. Mr. Rosengarten, the former Board Chairman of Shopwell, Chicago, is an internationally recognized consultant, author and lecturer on Consumer Marketing, Ethnic Marketing and Business Management. He has been the keynote speaker at numerous national trade association meetings and major corporate events. Mr. Rosengarten has a J.D. from Fordham University Law School. Mr. Rosengarten is the principal of The Rosengarten Group, a management consulting firm, a position he has held from 1993 to present.

Mr. Alfonso Falivene is a founder of the Company. He served as Vice President and Secretary of the Company until April 1993 when he was appointed President and Chief Executive Officer. On November 1, 2002, Mr. Falivene resigned the position of Chief Executive Officer.

Mr. Carl Millerick, Vice President-Operations, has worked for the Company from April, 2002 to the present. From 1988 to 2002, Mr. Milerick was the president and owner of Milerick Associates, a consulting firm providing advisory services to the dairy industry.

Mr. Don Desjarlais was appointed the Chief Financial Officer of the Company in February 2005. Prior to this position, he was the Chief Financial Officer for Alto Dairy Cooperative, a large dairy cooperative based in Wisconsin. During his tenure with Alto, he served as CFO for the last ten years. Mr. Desjarlais has been a licensed Certified Public Accountant for more than 25 years.

Mr. George Bell has been a director of the Company since August 2002. Mr. Bell has been the President of National Provisions, Inc., a national specialty food processing company based Florida, since June 2001 and the President of Florida Deli Pickle Company, Inc. since 1993. Mr. Bell previously spent over 25 years with Hebrew National, an internationally renowned meat processing company, especially known for their frankfurters. His last position was Sr. V.P. of Operations for the company.

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

BOARD COMMITTEES

Audit Committee. The Board of Directors has an Audit Committee which operates under a written charter adopted by the Board of Directors. The Audit Committee held four meetings during the year ended March 31, 2005. The Audit Committee is comprised of Messrs. DiPasquale, Bell and Singer and each are "independent directors" as defined under NASDAQ rules. Mr. Bell is qualified as an audit committee financial expert within the meaning of the SEC regulations.

Compensation Committee. Management compensation for fiscal year 2005 was determined by the Company's Compensation Committee, which met twice during 2005. The role of the Compensation Committee is to evaluate the performance of the Company's executive officers, and to determine and approve their compensation. The Compensation Committee is comprised of Messrs. DiPasquale, Bell and Singer.

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

The Company does not have a formal policy concerning stockholder recommendations of nominees to the Board of Directors. The need for such a policy has not arisen since, to date, the Company has not received any recommendations from stockholders requesting that the Board of Directors consider a candidate for inclusion among the Board's slate of nominees in the Company's proxy statement. The absence of such a policy does not mean, however, that a recommendation would not have been considered had one been received. The Company will consider director candidates recommended by stockholders. Any stockholder desiring to make such a recommendation should send the recommendation, in writing, to the Corporate Secretary at the address of the Company set forth on the first page of this Form 10-K, no later than the date by which stockholder proposals for action must be submitted. The recommendation should include the recommended candidate's biographical data, and should be accompanied by the candidate's written consent to nomination and to serving as a director, if elected.

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

o the knowledge, skills and experience of nominees, including experience in the food industry, business, or finance, in light of prevailing business conditions and the knowledge, skills and experience already possessed by other members of the Board;

o        familiarity with national and international business matters;

o        experience with accounting rules and practices; and

o the need to satisfy governance and other standards set by the SEC and NASDAQ.

The Board of Directors may also consider such other factors as it may deem to be in the best interests of the Company and its stockholders.


COMMUNICATING WITH DIRECTORS

Stockholders may contact any of our directors or our Board as a group by writing to them c/o Lucille Farms, Inc., 12 Jonergin Drive, P.O. Box 125, Swanton, Vermont 05488, Att: Don Desjarlais. All communications will be received, processed and forwarded to the directors by the Corporate Secretary. You will receive a written acknowledgement from the Corporate Secretary upon receipt of your communication if you include a return address.

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

In reliance on the reviews and discussions referred to above, the Audit Committee recommended to the Board of Directors (and the Board subsequently approved the recommendation) that the audited financial statements be included in the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 2005 for filing with the Securities and Exchange Commission.

                                              Audit Committee

                                              Frank DiPasquale
                                              George Bell
                                              Ralph Singer

CODE OF ETHICS

The Company has a Code of Ethics that is applicable to all employees of the Company, including the Company's executive officers. The Company will provide an electronic or paper copy of the Code of Ethics free of charge upon request. Requests may be made by calling Investor Relations at (802) 868-7301, or by writing to Investor Relations at 12 Jonergin Drive, P.O. Box 125, Swanton, Vermont 05488.

Section 16A Beneficial Ownership Reporting Compliance

The Company is not aware of any late filings of, or failure to file, the reports required by Section 16(a) of the Securities Exchange Act of 1934.


ITEM 11. EXECUTIVE COMPENSATION

The following table sets forth certain information regarding compensation paid by the Company during each of the Company's last three fiscal years to the Company's Chief Executive Officer and to each of the Company's executive officers who received salary and bonus payments in excess of $100,000 during the year ended March 31, 2005 (collectively, the "Named Executive Officers").


SUMMARY COMPENSATION TABLE


                                          Annual Compensation
                               ---------------------------------------------
Name and Principal               Fiscal                                                    Other Annual
Positions                         Year            Salary             Bonus                Compensation(1)
------------------------       -----------       ---------         ---------          -----------------------
Jay Rosengarten                   2005            $250,000                                    $11,000
Chief Executive Officer           2004            $211,000              --                    $11,000
                                  2003              56,000              --                         --
                                                        --              --

Alfonso Falivene                  2005            $111,200                                    $11,000
President                         2004             106,000              --                     11,000
                                  2003             106,000              --                      9,000


(1) Represents health insurance, automobile allowances and/or automobile lease payments for the benefit of such employee.

OPTION/SAR GRANTS IN YEAR-ENDED MARCH 31, 2005

In the fiscal year ended March 31, 2005, the Company issued options to purchase shares of Common Stock to each of the Named Executive Officers, as follows:


                                Number of          Percent of Total                                      Potential Realized Value
                                Securities         Options/SAR's                                          at Assumed Annual Rates
                                Underlying         granted to                                                 or Stock Price
                                Options/SAR's      Employees in      Exercise or Base  Expiration      Appreciation for Option Term
Name and Principal Position     granted (#) (1)    Fiscal Year       Price ($/Sh)         Date                5%               10%
---------------------------     ---------------    -----------       ----------------  ------------    -------------      ----------
       Jay Rosengarten               10,000              8.3%              $3.00       4/26/14 (5,000)     48,867           $77,812
   Chief Executive Officer                                                             3/29/14 (5,000)

       Alfonso Falivene               5,000              4.2%              $3.00       3/29/14            $24,433           $38,906
          President


(1) Options to acquire shares of Common Stock.

AGGREGATED OPTIONS/SAR EXERCISES AND OPTION/SAR VALUES FOR THE FISCAL YEAR ENDED MARCH 31, 2005

The following table provides information related to options exercised by each of the Named Executive Officers during the year ended March 31, 2005 fiscal year and the number and value of options held at March 31, 2005. The Company does not have any outstanding stock appreciation rights. None of the options were in the money at year ended March 31, 2005.


                                                       Number of Securities Underlying     Value of Unexercised in the
                                                         Unexercised Options/SAR at        money Options/SAR At Fiscal
                                                             Fiscal Year End (#)                 Year End ($)(1)
                                                             -------------------                 ---------------
                          Shares
                       Acquired On        Value
        Name           Exercise (#)    Realized ($)     Exercisable      Unexercisable    Exercisable     Unexercisable
        ----           ------------    ------------     -----------      -------------    -----------     -------------
Jay M.                      -               -             185,000           100,000            -                -
 Rosengarten

Alfonso Falivene            -               -              5,000               -               -                -


-------------------
(1) The closing price for the Common Stock as reported on the Nasdaq on March 31, 2005 was $1.26.

REPORT OF THE BOARD OF DIRECTORS ON EXECUTIVE COMPENSATION

         During the fiscal year ended March 31, 2005, the Company's Compensation Committee held primary responsibility for determining executive compensation levels. The goals of the Company's compensation program is to align compensation with business objectives and performance and to enable the Company to attract, retain and reward executive officers and other key employees who contribute to the long term success of the Company.

         The Chief Executive Officer's compensation for the fiscal year ended March 31, 2005 was his base salary as determined by the terms of Mr. Rosengarten's employment agreement with the Company.



                                            COMPENSATION COMMITTEE

                                            Ralph Singer
                                            George Bell
                                            Frank DiPasquale

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

On February 21, 2005, the Company entered into an employment agreement with Don Desjaralis, pursuant to which Mr. Desjaralis was employed as the Company's Executive Vice President and Chief Financial Officer. The employment agreement provides for (a) a base salary of $150,000 per annum, (b) the grant to him of a 10-year option to purchase 50,000 shares of the Company's Common Stock at $3.00 per share, which options vest to the extent of 10,000 shares upon the commencement of employment and the balance ratably on each of the next four anniversary dates thereof and provide for partial acceleration on certain Change of Control events, and (c) in the event his employment is terminated, the payment to him of his salary for a period of twelve months; provided, however, that he shall have an affirmative obligation to seek employment and mitigate the Company's damages.

Compensation of Directors

The Company has not compensated its directors for their services in such capacity other than through the grant of stock options.

Compensation Committee Interlocks and Insider Participation

Management compensation for the year ended March 31, 2005 was determined by the Compensation Committee comprised of non-employee directors of the Company. None of these outside directors was at any time during such year or at any other time an officer or employee of the Company, and none of them had any relationship with the Company requiring disclosure under SEC rules.

Comparison of Cumulative Total Stockholder Return

         The following chart compares the percentage change in the cumulative total stockholder return of the Common Stock during the period from March 31, 2000 through the fiscal year ended March 31, 2005 with the cumulative total return on the NASDAQ Composite Index and the Company Peer Group. The comparison assumes $100 was invested in the Common Stock on March 31, 2000, and in each of the stocks included in the NASDAQ Composite Index and the Company Peer Group.

                                 [CHART OMITTED]

                             STOCK PERFORMANCE GRAPH


CRSP Total Return Index for:                 03/2000       03/2001     03/2002    03/2003      03/2004   03/2005
                                             -------      --------     -------    -------      -------   -------
Lucille Farms, Inc.                          100.0        45.2         37.5       18.9         23.2      24.0
Nasdaq Stock Market (US Companies)           100.0        40.0         40.3       29.6         43.7      44.0
NASDAQ Stocks (SIC 5140-5149 US
Companies) Groceries and Related Products    100.0        140.3        185.7      154.4        215.3     226.6


Notes:

A. The lines represent monthly index levels derived from compounded daily returns that include all dividends.
B. The indexes are reweighted daily, using the market capitalization on the previous trading day.
C. If the monthly interval, based on the fiscal year-end, is not a trading day, the preceding trading day is used.
D.   The index level for all series was set on 3/31/2000.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

The following table, as of June 28, 2005, sets forth certain information regarding beneficial ownership of common stock and preferred stock by (i) all persons known by the Company to be the beneficial owner of more than 5% of the Company's outstanding voting stock, (ii) each director of the Company, (iii) each Named Executive Officer and all executive officers and directors of the Company as a group. Unless expressly indicated otherwise, each stockholder exercises sole voting and investment power with respect to the shares beneficially owned.


                                             Amount and Nature
                                          of Beneficial Ownership               Percent of Class
                                          ----------------------             ---------------------
Name and Address of 5%                                    Series B                           Series B
Owners                                Common Stock       Prfd. Stock      Common Stock      Pfd. Stock
-----------------------             -----------------    -----------   -------------------  ----------
Gennaro Falivene                          180,652                              5.4%
Box 125
Swanton, VT 05488

Alfonso Falivene                      424,581(1)                              12.3%
150 River Rd., P.O. Box 517
Montville, NJ 07045

The Estate of Philip Falivene          200,017(2)                              6.0%
Box 125
Swanton, VT 05488

B&W Investment Associates              703,799(3)                             18.2%
c/o Breslow and Walker
100 Jericho Quadrangle
Jericho, NY 11753

Howard S. Breslow                      703,799(4)                             18.2%
100 Jericho Quadrangle
Jericho, NY 11753

Jay M. Rosengarten                     185,000(5)                              5.5%
/o Lucille Farms, Inc.
150 River Rd., P.O. Box 517
Montville, NJ 07045

Frank DiPasquale                           10,000                               0.3%
/o Lucille Farms, Inc.
150 River Rd., P.O. Box 517
Montville, NJ 07045

George Bell                                10,000                               0.3%
c/o Lucille Farms, Inc.
150 River Rd., P.O. Box 517
Montville, NJ 07045

Ralph Singer                               10,000                               0.3%
c/o Lucille Farms, Inc.
150 River Rd., P.O. Box 517
Montville, NJ 07045

St. Albans Cooperative Creamery, Inc.  333,333(6)           583(7)              9.9%            100%
140 Federal Street
St. Albans, VT 05478

All officers and
directors as a group                 1,383,380(8)                          33.1%(8)


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

(1) Includes 7,500 shares owned by Mr. Falivene's wife and 20,000 shares owned by one of his children. Also includes 5,000 shares issuable under outstanding options.

(2) Represents all of the shares owned by the Estate of Philip Falivene, of which Alfonso Falivene is executor.

(3) Includes 500,000 shares issuable under outstanding warrants. Also includes 10,000 shares issuable under outstanding options held by Howard S. Breslow, a director of the Company, and a partner in B&W Investment Associates.

(4) Represents 500,000 shares issuable upon exercise of warrants and 193,799 shares held by B&W Investment Associates, a partnership of which Howard S. Breslow, a director of the Company, is a partner. Also includes 10,000 shares issuable under outstanding options.

(5) Includes 185,000 shares issuable under outstanding vested options. Does not include an additional 100,000 shares issuable under outstanding options that are not vested.

(6) Excludes warrants convertible into 583,333 shares (subject to adjustment) of Common Stock, which may not be exercised until May 16, 2005.

(7) Convertible into shares of Common Stock. See "-Liquidity and Capital Resources".

(8) Includes 265,000 shares issuable under outstanding options and 500,000 shares issuable under outstanding warrants. See "-Liquidity and Capital Resources".

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
---------------------        ------------------------------     ------------------------------   ----------------------------------
                                          (a)                                (b)                             (c)
Equity compensation
plan approved by
shareholders                                440,000                         3.05                           605,000

Equity compensation
plan not approved by
shareholders                                500,000                         3.00                               -0-
Total                                       940,000                         3.02                           605,000



ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The Company leases a parcel of land adjacent to the Vermont facility. Messrs Gennaro Falivene, Alfonso Falivene and the Estate of Philip Falivene own this parcel. The space is used as an employee parking lot and its use was required in conjunction with the construction of the whey drying facility. The lease is for a ten-year period beginning April 1998. Rentals are $750 monthly for the first five years and $900 monthly for the additional five-year period. Rent expense for the years ended March 31, 2005, 2004, and 2003, was $10,800, $10,800 and
$9,000 respectively. This lease has a purchase option to purchase at fair market value at the end of the ten-year period. This lease was assigned to the Bank in conjunction with the whey plant financing.

The Company's executive offices, consisting of approximately 1,900 square feet, are located in Montville, New Jersey. Approximately 1,000 square feet of such premises are leased from Messrs. Gennaro Falivene, Alfonso Falivene and the Estate of Philip Falivene, officers, directors, and/or principal stockholders of the Company, all of who own the office condominium unit. The Company currently pays Messrs. Falivene $1,200 per month rent for such premises, which is the fair market value for such space, on a month-to-month basis. During the fiscal years ended March 31, 2005, 2004 and 2003, the Company paid approximately $14,000, $14,000 and $14,000, respectively, towards the rental of such offices. The Company also leases an additional 900 adjacent square feet for $750 monthly on a month--to--month basis. Messrs. Alfonso Falivene, Gennaro Falivene, and the Estate of Philip Falivene also own these premises. This space is primarily used for marketing operations. Rent expense for this space was $9,000, $9,000 and $9,000, respectively, for the years ended March 31, 2005, 2004 and 2003.

ITEM 14  Principal Accountant Fees and Services

The accounting firm of Mahoney Cohen & Company, CPA, P.C. ("Mahoney") served as the Company's independent accountants for the fiscal years ending March 31, 2005 and March 31, 2004.

The following table sets forth the aggregate fees billed by Mahoney for audit and review services rendered in connection with the financial statements and reports and for other services rendered during the fiscal years ended March 31, 2004 and 2005, respectively, on behalf of the Company:

                                                2005              2004
                                                ----              ----
           Audit Fees (a)                      $76,412           $37,117
           Audit-related fees(a)                   -0-           $10,000
           Tax fees                              8,000               -0-
           All other fees                          -0-               -0-
                                              --------          --------
           Total                              $ 84,412          $47,117

(a) Includes assistance with reviews of unaudited financial statements.


                                     PART IV

Item 15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

(a) The following documents are filed as part of this report:

1.   Consolidated Financial Statements (included in Part II, Item 8):

     Independent Auditors' Report

     Consolidated Balance Sheet as at March 31, 2005 and March 31, 2004

     Consolidated Statement of Operations for the years ended March 31, 2005, March 31, 2004 and March 31, 2003

     Consolidated Statement of Stockholders' Equity for the years ended March 31, 2005, March 31, 2004 and March 31, 2003

     Consolidated Statement of Cash Flows for the years ended March 31, 2005, March 31, 2004 and March 31, 2003

     Notes to Consolidated Financial Statements

2.   Consolidated Financial Statement Schedules (included in Part II, Item 8)

3. Exhibits included herein: Index to Exhibits for exhibits filed as part of this Form 10-K annual report.

(b) Reports on Form 8-K:

         Current Report on Form 8-K, filed February 15, 2005, relating to the results of operations for the period ended December 31, 2004.

          Current Report on Form 8-K, filed February 23, 2005, relating to the appointment of Don Desjarlais as the Chief Financial Officer.


                                INDEX TO EXHIBITS

Exhibit Number       Document
--------------       --------

    3.1              Restated Certificate of Incorporation of the Company (1)

    3.2              By-Laws of the Company, as amended (1)

    4.1              Specimen Common Stock Certificate (1)

    4.2 Certificate of Designation of Series A Convertible Redeemable Preferred Stock of the Company. (5)

    10.1             1993 Stock Option Plan (1)

    10.2 Loan facility with Chittenden Bank, including Commitment Letter, dated April 30, 1996, Loan Agreement, dated June 13, 1996, and Promissory Notes, dated June 13, 1996, relating to short term working capital facility and capital expenditures line of credit (2) and amendment thereto dated June 11, 1997 (3)

    10.3 Loan facility with First International Bank, N.A., including Collateral Assignments, Financial Condition Affidavits, Loan Agreements and Promissory Notes, dated February 8, 1999, Assignment of Contract Rights, Security Agreement, dated February 8, 1999, and Commercial Mortgage and Security Agreement, dated February 8, 1999.(4)

    10.4 Loan facility with CoBANK, ACB including Single Advance Term Loan Supplement, dated May 23, 2001, Master Loan Agreement, dated May 23, 2001, Real Estate Mortgage, dated May 23, 2001, Security Agreement, dated May 23, 2001 and Continuing Guarantees, dated May 23, 2001. (5)

    10.5 Loan and Security Agreement, dated as of December 2, 2004, among LaSalle Business Credit, LLC, Lucille Farms, Inc. and Lucille Farms of Vermont, Inc. (6)

    21               List of subsidiaries of the Company (1)

    31.1 Certification of Periodic Report pursuant to Section 302 of the Sarbanes-Oxley Act of 2004 dated July 14, 2005*

    31.2 Certification of Periodic Report pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated July 14, 2005*

    32.1 Certification of Periodic Report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated July 14, 2005*

    32.2 Certification of Periodic Report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated July 14, 2005*

* filed herewith

    (1) Incorporated by reference to the Company's Registration Statement Form S-1, File No. 33-64868.

    (2) Incorporated by reference to the Company's Annual Report on Form 10-K the fiscal year ended March 31, 1996.

    (3) Incorporated by reference to the Company's Annual Report on Form 10-K for the fiscal Year ended March 31, 1997.

    (4) Incorporated by reference to the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 1999.

    (5) Incorporated by reference to the Company's Form 10-K for the fiscal year ended March 31, 2001.

    (6) Incorporated by reference to the Company's Form 10-Q for the quarterly period ended December 31, 2004

SIGNATURES

PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED.

                                 Lucille Farms, Inc.
                                 ----------------------------------------
                                 (Registrant)


                                 By: /s/ Jay M. Rosengarten
                                     ------------------------------------
                                     Jay M. Rosengarten
                                     Chief Executive Officer

                                 By: /s/ Don Desjarlais
                                     ------------------------------------
                                     Don Desjarlais
                                     Chief Financial Officer


Date: July 14, 2005

PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT AND IN THE CAPACITIES AND ON THE DATES INDICATED.

Signature                                   Title                     Date
---------                                   -----                     ----
/s/Howard S. Breslow                        Director              July 14, 2005
---------------------------
Howard S. Breslow


/s/Jay Rosengarten                          Director             July 14, 2005
---------------------------
Jay Rosengarten


/s/George Bell                              Director             July 14, 2005
---------------------------
George Bell


/s/Ralph Singer                             Director             July 14, 2005
---------------------------
Ralph Singer


/s/Frank Di Pasquale                        Director             July 14, 2005
---------------------------
Frank Di Pasquale

EXHIBIT INDEX

Exhibit Number       Description of Exhibit
--------------       ----------------------

    31.1* Certification of Periodic Report pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated July 14, 2005

    31.2* Certification of Periodic Report pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated July 14, 2005

    32.1* Certification of Periodic Report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated July 14, 2005

    32.2* Certification of Periodic Report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated July 14, 2005

* Filed herewith