Form 10-Q
period 2005-06-30
LUCILLE FARMS INC
filed 2005-08-15
CIK 908179

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


                   (X) QUARTERLY REPORT PURSUANT TO SECTION 13
                    OR 15 (d) OF THE SECURITITES AND EXCHANGE
                                   ACT OF 1934

                         For the Quarterly Period Ended:
                                  June 30, 2005
                         Commission File Number 1-12506


                               LUCILLE FARMS, INC.
                               ------------------
             (Exact Name of Registrant as Specified in its charter)

                  Delaware                          13-2963923
     ---------------------------             ---------------------
     (State or other Jurisdiction              (I.R.S. Employer
       of Incorporation)                     Identification number)

                         12 Jonergin Drive, P.O. Box 125
                             Swanton, Vermont 05488
                         --------------------- --------
               (Address of Principal Executive Offices) (zip code)


(Registrant's Telephone Number, Including Area Code)
(802)868-7301

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


The number of shares of Registrant's common stock, par value $.001 per share, outstanding as of August 2, 2005 was 3,353,937.

                                    CONTENTS

PART I.  FINANCIAL INFORMATION                                                        Page

Item 1.  Consolidated Financial Statements:

         Consolidated Balance Sheets as of June 30, 2005
         (unaudited) and March 31, 2005                                                3-4

         Consolidated Statements of Operations (unaudited) for the
         Three months ended June 30, 2005 and June 30, 2004                              5

         Consolidated Statements of Cash Flows (unaudited) for the
         Three months ended June 30, 2005 and June 30, 2004                              6

         Notes to Consolidated Financial Statements (unaudited)                          7

Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations                                                      12

Item 3.  Qualitative and Quantitative Disclosure about Market Risk                      17

Item 4.  Controls and Procedures                                                        17

PART II  OTHER INFORMATION                                                              18

Item 1.  Legal Proceedings                                                              18

Item 2.  Unregistered Sale of Equity in Securities and Use of Proceeds;
         Purchases of Equity Securities by Issuer and Affiliated Purchasers             18

Item 3.  Defaults upon Senior Securities                                                18

Item 4.  Submission of Matters to a Vote of Security-Holders                            18

Item 5.  Other Information                                                              18

Item 6.  Exhibits and Reports on Form 8-K                                               18

         (a)  Exhibits - (31)   Certifications pursuant to Section 302 of the
                                Sarbanes-Oxley Act of 2002                              21
                         (32)   Certifications Pursuant to Section 906 of the
                                Sarbanes-Oxley Act of 2002, 18 U.S.C.
                                Section 1350                                            23

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

                      LUCILLE FARMS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                     ASSETS

                                                             JUNE 30, 2005          MARCH 31, 2005
                                                             -------------          --------------
                                                              (UNAUDITED)
                                                             -------------
CURRENT ASSETS:

Cash and cash equivalents                                     $   212,000              $   132,000

Accounts receivable, net
of allowances of $67,000
at June 30, 2005 and
at March 31, 2005                                               4,476,000                5,172,000

Inventories                                                     2,087,000                2,739,000

Prepaid expenses and other
current assets                                                    735,000                  621,000
                                                              -----------              -----------

    Total current assets                                        7,510,000                8,664,000
                                                              -----------              -----------
PROPERTY, PLANT AND EQUIPMENT, NET                              9,023,000                9,206,000
                                                              -----------              -----------

OTHER ASSETS:

Deferred costs, net                                               619,000                  637,000

Other
                                                                   54,000                   54,000

                                                              -----------              -----------

         Total other assets                                       673,000                  691,000

                                                              -----------              -----------

         TOTAL ASSETS                                         $17,206,000              $18,561,000
                                                              ===========              ===========



           See accompanying notes to consolidated financial statements

                      LUCILLE FARMS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                          JUNE 30, 2005          MARCH 31, 2005
                                                                          -------------          --------------
                                                                          (UNAUDITED)
                                                                          -------------
CURRENT LIABILITES:
Accounts payable                                                           $  4,879,000           $  3,730,000

Current portion of long-term debt                                               665,000                665,000

Accrued expenses                                                                240,000                662,000
                                                                           ------------           ------------

    Total Current Liabilities                                                 5,784,000              5,057,000
                                                                           ------------           ------------

Long-term debt                                                               12,258,000             13,766,000
                                                                           ------------           ------------

         TOTAL LIABILITIES                                                   18,042,000             18,823,000
                                                                           ------------           ------------

STOCKHOLDERS' EQUITY:

Preferred stock, $ 0.001 per value, 250,000 shares authorized:

   583 shares Series B convertible
   issued and outstanding                                                         1,000                  1,000

Common stock, $ 0.001 par value,
25,000,000 shares authorized, 3,570,675
shares issued, 3,353,937 outstanding                                              4,000                  4,000
at June 30, 2005 and March 31, 2005

Additional paid in capital                                                    8,548,000              8,548,000

Accumulated deficit                                                          (9,077,000)            (8,503,000)
                                                                           ------------           ------------

                                                                               (525,000)                50,000

Less: cost of 216,738 shares of treasury stock                                 (312,000)              (312,000)
                                                                           ------------           ------------

Total Stockholders' Equity                                                     (836,000)              (262,000)
                                                                           ------------           ------------

TOTAL LIABILITIES AND
STOCKHOLDERS' EQUITY                                                       $ 17,206,000           $ 18,561,000
                                                                           ============           ============

           See accompanying notes to consolidated financial statements

                      LUCILLE FARMS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                           THREE MONTHS ENDED JUNE 30,


                                                                           2005                       2004
                                                                          ------                      ------

SALES                                                                   $ 10,889,000              $ 12,964,000

COST OF SALES                                                             10,580,000                11,774,000
                                                                        ------------              ------------

GROSS PROFIT                                                                 309,000                 1,190,000
                                                                        ------------              ------------

OTHER EXPENSES:

SELLING                                                                      283,000                   241,000

GENERAL AND ADMINISTRATIVE                                                   352,000                   230,000

INTEREST EXPENSE                                                             248,000                   243,000
                                                                        ------------              ------------

TOTAL OTHER EXPENSES                                                         883,000                   714,000
                                                                        ------------              ------------

INCOME (LOSS) BEFORE INCOME TAXES                                           (574,000)                  476,000

PROVISION FOR INCOME TAXES                                                        --                     1,000

                                                                        ------------              ------------

NET INCOME  (LOSS)                                                      $   (574,000)             $    475,000
                                                                        ------------              ------------

NET INCOME (LOSS) PER SHARE:

     BASIC:

                                                                        $       (.17)             $        .15

                                                                        ------------              ------------

     DILUTED:                                                           $       (.17)             $        .15
                                                                        ------------              ------------

WEIGHTED AVERAGE SHARES
OUTSTANDING USED TO COMPUTE
NET INCOME (LOSS) PER SHARE

        BASIC:                                                             3,353,937                 3,137,937

        DILUTED:                                                           3,353,937                 3,138,899


           See accompanying notes to consolidated financial statements

                      LUCILLE FARMS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                           Three Months Ended June 30,


                                                                                2005                   2004
                                                                            ----------              -----------
Cash flows from operating activities:

Net Income (Loss)                                                             $  (574,000)         $   475,000

 Adjustments to reconcile net income (loss) to net cash provided by operating activities:

Depreciation and amortization                                                     247,000              236,000
Provision for doubtful accounts                                                        --               40,000
(Increase) decrease in assets:
     Accounts receivable                                                          696,000             (505,000)
     Inventories                                                                  652,000             (119,000)
     Prepaid expenses and other current
     assets                                                                      (114,000)              63,000
     Other assets                                                                      --               15,000
 Increase (decrease) in liabilities:
     Accounts payable                                                           1,149,000               86,000
     Accrued expenses                                                            (422,000)             (86,000)
                                                                              -----------          -----------
Net cash provided by
 operating activities                                                           1,634,000              205,000
                                                                              -----------          -----------

CASH FLOW FROM INVESTING ACTIVITIES:

 Purchase of property, plant
 and equipment                                                                    (36,000)            (158,000)
                                                                              -----------          -----------
Net cash used in investing
 Activities                                                                       (36,000)            (158,000)
                                                                              -----------          -----------
CASH FLOW FROM FINANCING ACTIVITIES:
 Proceeds from revolving
  credit loan-net                                                                     -0-               71,000
Principal Payments on long-term debt                                           (1,508,000)            (551,000)
Increase in Loan Costs                                                            (10,000)                  --
                                                                              -----------          -----------
Net cash used in financing activities                                          (1,518,000)            (480,000)
                                                                              -----------          -----------
NET INCREASE (DECREASE) IN CASH AND
CASH EQUIVALENTS                                                                   80,000             (433,000)
CASH AND CASH EQUIVALENTS-BEGINNING                                               132,000              611,000
                                                                              -----------          -----------
CASH AND CASH EQUIVALENTS-ENDING                                              $   212,000          $   178,000
                                                                              -----------          -----------

           See accompanying notes to consolidated financial statements

                      LUCILLE FARMS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A. CONSOLIDATED FINANCIAL STATEMENTS

         The Consolidated Balance Sheet as of June 30, 2005 and the Consolidated Statements of Operations and Cash Flows for the three month periods ended June 30, 2005 and 2004 have been prepared by the Company without audit. In the opinion of management, the accompanying consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the financial position of Lucille Farms, Inc. and subsidiaries as of June 30, 2005, the results of its operations and its cash flows for the three months ended June 30, 2005 and 2004.

         Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). Although the Company believes that the disclosures are adequate to make the information presented not misleading, it is suggested that these financial statements be read in conjunction with the year-end financial statements and notes thereto for the fiscal year ended March 31, 2005 included in the Company's Annual Report on Form 10-K as filed with the SEC.

         The accounting policies followed by the Company are set forth in the notes to the Company's consolidated financial statements as set forth in its Annual Report on Form 10-K as filed with the SEC.

GOING CONCERN

         The financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. For the three months ended June 30, 2005, the Company has a loss from continuing operations of $574,000 and a deficiency in assets of $836,000. These conditions raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classifications of liabilities that may result from the outcome of this uncertainty.

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

B. RECENT ACCOUNTING PRONOUNCEMENTS

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

         In December 2004, the FASB issued SFAS 123R, "Share Based Payment." SFAS 123R is a revision to SFAS 123 and supersedes APB 25, "Accounting for Stock Issued to Employees," and amends SFAS 95, "Statement of Cash Flows." This statement requires a public entity to expense the cost of employee services received in exchange for an award of equity instruments. This statement also provides guidance on valuing and expensing these awards, as well as disclosure requirements of these equity arrangements. The initial effective date for SFAS 123R was the first interim reporting period set to begin after June 15, 2005. On April 14, 2005 the SEC deferred the effective date six months therefore Lucille Farms, Inc. must comply with the provision of SFAS 123R in the third quarter of fiscal year 3/30/06. SFAS 123R permits public companies to choose between the following two adoption methods:

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

         The adoption of SFAS 123R's fair value method may have an impact, possibly material, on Lucille's future results of operations but no material impact on overall financial position. SFAS 123R also requires the benefits of tax deductions in excess of recognized compensation expense, if any, to be reported as financing cash flow, rather than as operating cash flow as required under current literature. This requirement may reduce net operating cash flows and increase net financing cash flows in the consolidated statement of cash flows of periods after adoption. Due to timing of the release of SFAS 123R and the choice between the two adoption methods, the Company is still analyzing the ultimate impact that this new pronouncement may have on its results of operations.

         In December 2004, the FASB issued Statement of Financial Accounting Standards No. 153, "Exchanges of Nonmonetary Assets an amendment of APB Opinion No. 29". The guidance in APB Opinion No. 29, Accounting for Nonmonetary Transactions, is based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. The guidance in that Opinion, however, included exceptions to that principle. This statement amends Opinion 29 to eliminate the exception for nonmonetary exchanges of similar productiveassets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commerical substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. Lucille intends to follow the interpretive guidance on accounting for exchanges for nonmonetary assets as set forth in SFAS No. 153.

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

         In May 2005, the FASB issued Statement of Financial Accounting Standards No. 154, "Accounting Changes and Error Corrections a replacement of APB Opinion No. 20 and FASB Statement No. 3". This statement changes the requirements for the accounting for and the reporting of a change in accounting principle. This statement applies to all voluntary changes in accounting principle. It also applies to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. Opinion 20 previously required that most voluntary changes in accounting principle be recognized by including in net income of the period of the change the cumulative effect of changing to the new accounting principle. This statement requires retrospective application to prior periods' financial statements of changes in accounting principle. Lucille intends to follow the interpretive guidance on accounting for changes and error corrections as set forth in FASB No. 154 if applicable.


C. ACCOUNTING FOR STOCK BASED COMPENSATION

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

         The following table illustrates the effect on results of operations if the Company had applied the fair value recognition provisions of SFAS No. 123 for the three-month periods ended June 30, 2005 and 2004 (unaudited).

                                                                               3-Mos. ended
                                                                         ======================
                                                                           2005               2004
                                                                           =====            =====

Net Income as reported                                                   $(574,000)         $   475,000
Deduct: Total stock-based
 Employee Compensation
determined under fair value
method for stock options, net of tax                                            --               42,000
                                                                         =========          ===========
Pro forma income applicable
to common stockholders                                                   $(574,000)         $   433,000
                                                                         =========          ===========

Basic income per share, as reported                                      $   (0.17)         $      0.15
                                                                         =========          ===========
Basic income per share, pro forma                                        $   (0.17)         $      0.14
                                                                         =========          ===========
Diluted income per share, as reported                                    $   (0.17)         $      0.15
                                                                         =========          ===========
Diluted income per share, pro forma                                      $   (0.17)         $      0.14
                                                                         =========          ===========


D. INVENTORIES
   Inventories are summarized as follows:

                                                            June 30, 2005         March 31, 2005
                                                            -------------         --------------

       Finished Goods                                         $1,327,000             $2,244,000
       Raw Materials                                             361,000                217,000
       Supplies and Packaging                                    560,000                489,000
                                                              ----------             ----------
                                                              $2,248,000             $2,950,000
       Less: Reserve for Obsolescence                            161,000                211,000
                                                              ----------             ----------
                                                              $2,087,000             $2,739,000

E. REVOLVING CREDIT LOAN

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


F. EARNINGS PER SHARE

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

         At June 30, 2005 and 2004, 1,166,666 and 1,382,666, respectively, of potential common shares, issuable upon conversion of preferred stock and exercise of warrants are excluded from the determination of diluted earnings per share as the related contingencies have not been met. The 395,000 potential common shares from stock options are excluded from the determination of diluted earnings per share at June 30, 2005 as their affect would be antidilutive. The dilutive effect of 330,000 potential common shares at June 30, 2004, are outlined in the following schedule:

                                                               Three Months           Three Months
                                                                  Ended                  Ended
                                                              June 30, 2005           June 30, 2004
                                                             ------------------     -----------------
Numerator:

Net income (Loss) -basic                                        $  (574,000)           $   475,000
                                                                ===========            ===========

Net income (Loss)- diluted                                      $  (574,000)           $   475,000
                                                                ===========            ===========

Denominator:

Denominator for basic earnings (Loss) per share
Weighted avg. shares                                              3,353,937              3,137,937

Effect of dilutive securities
Stock options                                                            --                    962
                                                                -----------            -----------

Denominator for diluted earnings (Loss) per share                 3,353,937              3,138,899

Earnings (Loss) per share:

Basic:                                                          $     (0.17)           $      0.15
                                                                ===========            ===========

Diluted:                                                        $     (0.17)           $      0.15
                                                                ===========            ===========


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

General

         The Company's low moisture mozzarella cheese, which accounts for a significant portion of the Company's sales, is a commodity item. The Company prices this product competitively with others in the industry off of the Chicago Mercantile Exchange Block Cheddar Market (CME Block Market). The price the Company pays for fluid milk and condensed skim milk solids, a significant component of cost of goods sold, is not determined until the start of the month after its cheese has been sold. Thus, the company must produce and sell its cheese without knowing the cost of making the cheese. Generally, the price of milk for any particular month, is computed, based on formulas determined by the United States Department of Agriculture (USDA), by the National Agricultural Statistical Service (NASS) after the end of the month by reference to the average selling price of block cheddar cheese, barrel cheddar cheese, butter, non-fat dry milk and whey. Thus, everything else being equal and there being stability in the price of cheese, the price of milk will follow the price of cheese in an orderly manner, the normal spread between the selling price of cheese and the cost of milk will be maintained, and there will be stability in the Company's gross profit margin. However, sometimes things are not equal. For one thing, the market information required by NASS to compile the price of milk is not immediately available and takes time to collect. For this reason, the commodity prices used to calculate the milk price is two weeks old when the NASS receives it at the end of a particular month (i.e. it includes the commodity prices for two weeks of the current month and two weeks of the prior month), creating a "lag" between the data used for determining the selling price of cheese for the month (the CME Block Market prices for the month) and the data used for determining the cost of milk for the month. Thus, if there is a precipitous increase or decrease in the price of block cheddar cheese during a given month, it may not be reflected in the average selling price of block cheddar cheese utilized in computing the price of milk for such month. In such event, there is a disconnect between the average price of cheese for the month and the cost of milk for the month, and the price of milk does not increase or decrease as fast as the price of cheese. As a consequence thereof, the Company's gross profit margin for its product is subject to fluctuation, which fluctuation, however slight, can have a significant effect on profitability.

Results for the quarter ended June 30, 2005 were down significantly from 2004. Sales were down due to lower market prices. The volume of cheese sold was up 166,000 pounds compared to 2004, but the average CME Block market averaged only $1.51 compared to $1.95 in 2004. The spread between the selling price of cheese and the cost of milk remained lower than historical averages (as they did for most of the fiscal year ended March 31, 2005). This coupled with high protein costs and lower cheese sales led to a much lower gross profit for the first quarter of 2005. These strained gross profits have affected all cheese makers throughout the United States. The Company is unable to predict any future increase or decrease in the prices in the CME Block Market as such market is subject to fluctuation based on factors and commodity markets outside the control of the Company. Although the cost of fluid milk does tend to move correspondingly with the CME Block Market, the extent of such movement and the timing thereof is not predictable. As a result of these factors, the Company is unable to predict pricing trends.

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

Three months ended June 30, 2005 compared to the three months ended June 30,
2004

         Sales for the three month period ended June 30, 2005 decreased to $10,889,000 from $12,964,000 for the comparable period in 2004, a decrease of $2,075,000 or (16.0%). Approximately $2,987,000 or (110%) was due to a decrease in the average selling price per pound of cheese comparing $1.60 this year versus $2.06 last year. Like the cheese market, the whey market also experienced a lower market. The Dry Sweet Whey Market, upon which the company bases the selling price of its whey, averaged $.26 for the three month period ended June 30, 2005 compared to $.30 for the comparable period in 2004. Sales for whey amounted to $318,000 in 2005 compared to $521,000 for the same period last year, a decrease of $203,000 (or 39.0%).

Cost of sales and gross profit margin for the three month period ended June 30, 2005 were $10,580,000 or (97.2% of sales) and, $309,000 or (2.8% of sales), respectively, compared to a cost of sales and gross profit margin of $11,774,000 or (90.8% of sales) and $1,190,000 or (9.2% of sales), respectively, for the comparable period in 2004. The increase in the cost of sales and corresponding decrease in gross profit margin as a percentage of sales, for the three month period ended June 30, 2005, were the result of a larger increase in the price of milk compared to the increase in the price of cheese. As discussed above, the spread between the selling price of cheese and the cost of milk was well below historical averages during the three month period ended June 30, 2005. Manufacturing overhead applied to cost of sales was less than 2004.

         Selling, general, and administrative expenses for the three-month period ended June 30, 2005 amounted to $635,000 (or 5.8% of sales) compared to $471,000 (or 3.5% of sales) for the comparable period in 2004. Higher labor costs accounted for half of the increase. A new CFO was hired in February 2005 at a higher pay rate than his predecessor, and salary increases were awarded to other employees on the payroll. Travel and entertainment and commissions were up $20,000 and $17,000, respectively, in an effort to bolster sales. Bank charges were up $20,000 due to loan covenant waiver fees.

         Interest expense for the three month period ended June 30, 2005 amounted to $248,000 compared to $243,000 for the same period of the prior year, a slight increase of $5,000.

         There is no provision for income tax for the three month period ended June 30, 2005 due to the Company having a loss before income taxes of $574,000 coupled with the fact that any deferred tax assets would have full valuation allowances against them. The provision for income tax for the period ended June 30, 2004 reflects a minimum state tax, with the tax benefits of operating losses being offset by the effect of changes in the valuation allowance. Such amounts are re-evaluated each period based on the results of operations.

         The company's net loss was $574,000 for the three month period ending June 30, 2005 compared to net income of $475,000 for the comparable period in 2004, an decrease of $1,049,000. The primary factors contributing to these changes are discussed above.

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

         At June 30, 2005, the Company had working capital of $1,726,000 as compared to working capital of $3,607,000 at March 31, 2005. The Company's revolving bank line of credit is available for the Company's working capital requirements.

         At June 30, 2005, $4,404,000 was outstanding under the revolving credit line and $174,000 was available for additional borrowing.

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

         On May 16, 2002, the Company entered into an agreement with St. Albans Cooperative Creamery, Inc. ("St. Albans"), the Company's primary supplier of raw materials, pursuant to which St. Albans (i) converted $1,000,000 of accounts payable owed by the Company to St. Albans into 333,333 shares of common stock,
(ii) converted $3,500,000 of accounts payable owed by the Company to St. Albans into (A) preferred stock convertible into 583,333 shares of common stock, which preferred stock (1) automatically converts into such number of shares of common stock if the common stock is $8.00 or higher for 30 consecutive trading days, and (2) may be redeemed by the Company for $3,500,000, and (B) a 10-year warrant to purchase 583,333 shares of common stock (subject to adjustment under certain circumstances to a maximum of 1,416,667 shares of common stock) at $.01 per share, which warrant (1) may not be exercised for a period of three-years, (2) terminates if, during such three-year period, the Company's common stock is $8.00 or higher for 30 consecutive trading days, and, (3) in the event the Company's common stock is not $8.00 or higher for 30 consecutive trading days during such three-year period, may only be exercised on the same basis percentage wise as the preferred shares are converted, (iii) converted an additional $1,000,000 of accounts payable owed by the Company to St. Albans into a convertible promissory note due on April 14, 2005, which note was convertible into common stock at $6.00 per share at any time by St. Albans and, at the option of the Company, automatically converts into common stock at $6.00 per share if the common stock was $8.00 or higher for a period of 30 consecutive trading days, and (iv) provided the Company with a pricing structure for milk and milk by-products, for a minimum of one-year and a maximum of four-years (subject to renegotiation at the expiration of the applicable period), designed to produce profitability for the Company. The $1,000,000 convertible promissory note was paid as part of the refinancing arrangement with LaSalle Business Credit, LLC. The applicable period for the milk and milk by-products pricing structure expired in May 2003. Thereafter, St. Albans maintained the pricing structure through June 30, 2003. Commencing July 2, 2003, and again as of September 1, 2003, the pricing structure was modified to progressively decrease the benefits accruing to the Company in light of the profitability of the Company.

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

         For the three-month period ended June 30, 2005, cash provided by operating activities was $1,634,000. Significant operating losses contributed to the use of cash for operating activities mostly due to low gross margins as explained above. Efforts to reduce inventory and accounts receivable generated $1,348,000 in cash flow offsetting cash used by operating losses. An increase in accounts payable provided the rest of the cash provided by operating activities. The Company's Business Plan is designed to improve gross margins and reduce its dependency on the spread between the selling price of cheese and the cost of milk. The Business Plan will be executed when financing efforts for capital improvements are completed as explained above. There is no assurance that financing for the Business Plan can be secured and failure to secure such financing can have a significant negative effect on the Company's liquidity.

         Net cash used in investing activities was $36,000 for the three month period ended June 30,2005, which represented purchase of property, plant and equipment. Net cash used in financing activities was $1,518,000 for the three month period ended June 30,2005. Cash generated through the reduction of inventory and accounts receivable and the increase in accounts payable was used to pay down the revolving line of credit with LaSalle Bank. Installment payments on term debt with LaSalle Bank amounted to $125,000 for the quarter.

Safe Harbor Statement

         This Quarterly Report on Form 10-Q (and any other reports issued by the Company from time to time) contains certain forward-looking statements made in reliance upon the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements are based on current expectations that involve numerous risks and uncertainties. Actual results could differ materially from those anticipated in such forward-looking statements as a result of various known and unknown factors including, without limitation, future economic, competitive, regulatory, and market conditions, future business decisions, the uncertainties inherent in the pricing of cheese on the Chicago Mercantile Exchange upon which the Company's prices are based, changes in consumer tastes, fluctuations in milk prices, and those factors discussed above under Management's Discussion and Analysis of Financial Condition and Results of Operations. Words such as "believes," "anticipates," "expects," "intends," "may," and similar expressions are intended to identify forward-looking statements, but are not the exclusive means of identifying such statements. The Company undertakes no obligation to revise any of these forward-lookingstatements.

ITEM 3. QUALITATIVE AND QUANTITATIVE DISCLOSURE ABOUT MARKET RISK

         The Company is subject to interest rate exposure on variable rate debt. The amount of that debt at the balance sheet date, June 30, 2005 and March 31, 2005 amounted to $7,154,000 and $8,626,000, respectively. Since the interest rate on debt is based upon the prime rate plus .25%, or 1.50%, the cost of this debt will increase or decrease accordingly with changes in the prime rate.

         The Company has exposure to the commodity price for cheese, dry whey and fluid milk. We have addressed these exposures in the general paragraph of Management's Discussion and Analysis, Item 2 above.

ITEM 4. CONTROLS AND PROCEDURES

As of the end of the period covered by this Report on Form 10-Q, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the CEO and CFO, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, the Company's CEO and CFO concluded that the Company's disclosure controls and procedures are effective in timely alerting them to material information relating to the Company required to be included in the Company's periodic SEC filings and ensures that information required to be disclosed by the Company in the report it files or submits under the Exchange Act is recorded, processed, summarized and reported, within time periods specified by the rules and forms.

The Company and its auditors had identified deficiencies within its internal control framework which, if left uncorrected could result in a material control weakness. Our internal control deficiencies related to the account reconciliation process and lack of compliance with established procedures for monitoring and adjusting balances relating to certain accruals and provisions. As a result of the above actions, a reorganization and centralization of its accounting department, has been implemented. Procedures have also been implemented to monitor and adjust all balances and provisions.

                           PART II - OTHER INFORMATION

Item 1.  Legal Proceedings
None

Item 2. Unregistered Sale of Equity Securities and Use of Proceeds; Purchase of Equity, Securities By Issuer and Affiliated Purchasers None

Item 3.  Defaults Upon Senior Securities
None

Item 4   Submission of Matters to a Vote of Security Holders
None

Item 5   Other Information
None

Item 6.  Exhibits and Reports on Form 8-K

         (a)      Exhibits

                  31.1 Certification of Periodic Report pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

                  31.2 Certification of Periodic Report pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

                  32.1 Certification of Periodic Report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

                  32.2 Certification of Periodic Report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

         (b)      Reports on form 8-K filed in the quarter ended June 30, 2005.
                  None

                                   SIGNATURES

         Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Date:  August 12, 2005              Lucille Farms, Inc.
                                    (Registrant)



                                    By:  /s/ Jay Rosengarten
                                    ------------------------
                                    Jay Rosengarten,
                                    Chief Executive Officer



                                    By:  /s/ Don Desjarlais
                                    -----------------------
                                    Don Desjarlais,
                                    Chief Financial Officer
                                    (chief financial and accounting officer)

                                  EXHIBIT INDEX

Exhibit
Number            Description of Exhibit


31.1* Certification of Periodic Report pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2* Certification of Periodic Report pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1* Certification of Periodic Report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. 18 U.S.C. Section 1350.

32.2* Certification of Periodic Report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002,18 U.S.C.Section 1350.

* Filed herewith