Form 10-Q/A
period 2005-06-30
LUCILLE FARMS INC
filed 2005-09-12
CIK 908179

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-Q/A

     (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
                            AND EXCHANGE ACT OF 1934

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

                                  EXHIBIT INDEX

Exhibit
Number            Description of Exhibit


31.1*             Amendment to Certification of Periodic Report pursuant to
                  Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*             Amendment to Certification of Periodic Report pursuant to
                  Section 302 of the Sarbanes-Oxley Act of 2002.

*  Filed herewith