Form 10-Q/A
period 2005-06-30
LUCILLE FARMS INC
filed 2005-10-11
CIK 908179

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q/A
                               Amendment Number 2


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

                                EXPLANTORY NOTE
                                ---------------


         On September 12, 2005, the Registrant filed an Amendment to its Form 10-Q for the Quarterly Period ended June 30, 2005 to correct the contents of the certification required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. The Securities and Exchange Commission has determined that the entire Form 10-Q must be restated in connection with such an Amendment. Accordingly, this Amendment is being filed to comply with such requirement. Items 1 through 4 of
Part I and Items 1 through 6 of Part II of the Form 10-Q herein are identical in all respects to that contained in the Form 10-Q as originally filed on August 15, 2005.


                                      (i)

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


Date:  October 6, 2005              Lucille Farms, Inc.
                                    (Registrant)



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